Form 10-Q
period 2014-06-30
eBullion, Inc.
filed 2014-08-13
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number: 000-55231

eBullion, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2323674
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Broad Street, 5th Floor New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(212) 837-7858

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 13, 2014 there were 51,260,000 shares of Common Stock, $0.0001 par value per share, outstanding.

EBULLION,  INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to raise additional capital to support our clinical development program and other operations, our ability to develop products of commercial value and to identify, discover and obtain rights to additional potential product candidates, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eBullion, Inc.

Condensed Consolidated Balance Sheets

As of June 30 and March 31, 2014

(Expressed in US dollars)

	Unaudited	Audited
	June 30, 2014	March 31, 2014
ASSETS
Current Assets:
Cash	$1,661,229	$808,039
Commissions receivable	314,322	34,125
Deposits and prepaid expenses	52,253	58,368
Prepaid income taxes	96,380	96,305
Loan receivable from eBullion Trade	-	997,049
Total current assets	2,124,184	1,993,886

Noncurrent Assets:
Deposits and prepaid expenses	219,254	219,913
Equipment, net	285,618	305,842
Deferred income taxes	2,744	150
Total noncurrent assets	507,616	525,905

Total assets	$2,631,800	$2,519,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$85,624	$66,658
Customer deposits	76,129	38,990
Income taxes	61,920	40,091
Total current liabilities	223,673	145,739

Total liabilities	223,673	145,739

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 51,260,000 shares issued and outstanding	5,126	5,126
Additional paid in capital (1)	1,544,596	1,544,596
Retained earnings	858,350	825,347
Accumulated other comprehensive income (loss)	55	(1,017)
Total shareholders’ equity	2,408,127	2,374,052
Total liabilities and shareholders’ equity	$2,631,800	$2,519,791

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBulllion, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2014 and 2013

(Expressed in US dollars)

	2014	2013
REVENUES

Commission revenues	$708,527	$1,168,242

EXPENSES
General and administrative	432,318	584,696
Employee compensation and benefits	206,250	184,245
Depreciation and amortization	20,169	19,856
Total expenses	658,737	788,797

INCOME BEFORE INTEREST AND INCOME TAXES	49,790	379,445

Interest income, net	2,413	108
INCOME BEFORE INCOME TAXES	52,203	379,553

PROVISION FOR INCOME TAXES
Current	21,793	71,584
Deferred	(2,593)	(2,486)
Total provision for income taxes	19,200	69,098

NET INCOME	33,003	310,455

OTHER COMPREHENSIVE INCOME
Foreign currency translation	1,072	2,103
COMPREHENSIVE INCOME	$34,075	312,558

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted (1)	51,260,000	51,260,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share	$0.00	$0.01

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended March 31, 2014 and Three Months Ended June 30, 2014

(Expressed in US dollars)

	Common Stock		Additional		Accumulated Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2013 - Audited (1)	50,760,000	$5,076	$1,304,602	$821,982	$(2,248)	$2,129,412

Proceeds from private placement	500,000	50	239,994	-	-	240,044

Recapitalization	-	-	-	(21,058)	-	(21,058)

Net income	-	-	-	24,423	-	24,423

Foreign currency translation adjustment	-	-	-	-	1,231	1,231

BALANCE, March 31, 2014 - Audited	51,260,000	$5,126	$1,544,596	$825,347	$(1,017)	$2,374,052

Net income	-	-	-	33,003	-	33,003

Foreign currency translation adjustment	-	-	-	-	1,072	1,072

BALANCE, June 30, 2014 - Unaudited	51,260,000	$5,126	$1,544,596	$858,350	$55	$2,408,127

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2014 and 2013

(Expressed in US dollars)

	2014	2013
OPERATING ACTIVITIES:
Net income	$33,003	$310,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	20,169	19,856
Changes in operating assets and liabilities:
Commissions receivable	(280,111)	314,215
Deposits and prepaid expenses	6,987	82,032
Accounts payable and accrued liabilities	18,615	16,865
Customer deposits	37,101	227,955
Income taxes payable	21,793	71,584
Deferred income taxes	(2,593)	(2,486)
Net cash provided by (used in) operating activities	(145,036)	1,040,476

INVESTING ACTIVITIES:
Purchase of equipment	-	(45,094)
Loan receivable from eBullion Trade	997,604	-
Net cash provided by (used in) investing activities	997,604	(45,094)

FINANCING ACTIVITIES:
Bank overdraft	-	20,904
Net proceeds from private placement	-	240,044
Net cash provided by financing activities	-	260,948

NET INCREASE IN CASH	852,568	1,256,330
EFFECT OF EXCHANGE RATE CHANGES ON CASH	622	2,113
Cash, beginning of period	808,039	1,415,629
Cash, end of period	$1,661,229	$2,674,072
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

1.	Nature of Operations and Basis of Presentation

eBullion, Inc. (“eBullion” or “the Company”) was incorporated in Delaware on January 28, 2013. On April 3, 2013, the Company’s shareholders exchanged 100% of their shares for 100% of the shares of Man Loong Bullion Company Limited (“Man Loong”) a company which was incorporated in Hong Kong in 1974, and in 2007, was re-registered under Hong Kong law as a limited liability company. Upon completion of this transaction, Man Loong became a 100% owned subsidiary of eBullion. This transaction was accounted for as a reverse take-over.

The Company provides trading services for gold and silver trading positions on Man Loong’s proprietary, 24-hour electronic trading platform, and its telephone transaction system located in Hong Kong. The Company is licensed through the Chinese Gold and Silver Exchange Society (“CGSE”) a self-regulatory organization located in Hong Kong which acts as an exchange for the trading of Kilo gold and Loco London gold and silver price indices quoted on the London Metals Exchange.

The Company is not a counter party for trades entered through its trading platform and telephone transaction system, and instead, contracts with agents who pay Man Loong a fixed commission on each trade that the Company executes for its agents and their customers.

Reverse Merger Accounting

The share exchange transaction (the “Merger”) completed on April 3, 2013 was accounted for as a recapitalization in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). Man Loong was the acquirer for financial reporting purposes and eBullion was the acquired company. Consequently, the assets and liabilities and the results of operations that are reflected in the historical financial statements prior to the Merger are those of Man Loong and are recorded using the historical cost basis. The consolidated financial statements after completion of the Merger include the assets and liabilities of eBullion and Man Loong, historical results of operations of Man Loong and results of operations of eBullion from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated reflecting the exchange ratio in the Merger. In conjunction with the Merger, Man Loong received no cash and assumed no liabilities of eBullion. All members of eBullion’s executive management are from Man Loong.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results of operations for the interim periods presented. However, the results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s registration statement on Form S-1. The Company’s and Man Loong’s fiscal year end is March 31.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of June 30, and March 31, 2014, and for the three months ended June 30, 2014 and 2013, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in these estimates are recorded when known. Significant estimates made by management include:

●     Valuation of assets and liabilities

●     Useful lives of equipment

●     Accounting for transactions with variable interest entities

●     Other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements.

Actual results could differ from those estimates.

Reclassifications Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Such reclassifications had no effect on net income.

eBullion, Inc..
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company is not a counter party for trades executed through its trading platform and telephone transaction system and, instead, recognizes revenue to the extent of the flat-fee commission it receives on each trade processed for its agents and their customers.

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three months ended June 30, 2014 and 2013. The total amount charged to advertising expense was $2,634 and $361 for the three months ended June 30, 2014 and 2013, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of three months or less. As of June 30, 2014 and 2013, the Company had no cash equivalents.

eBullion, Inc..
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for cash, commissions and related party receivables, loan receivable from eBullion Trade, bank overdraft, accounts payable and accrued expenses and customer deposits qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by the standard are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of June 30, and March 31, 2014, the Company has no reserve for credit losses nor has it incurred any bad debts for the three months ended June 30, 2014 and 2013.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Deposits and Prepaid Expenses

The Company records goods and services paid for but not received until a future date as deposits and prepaid expenses. These primarily include deposits and prepayments for occupancy related expenses. Deposit or prepaid expenses which will be realized more than 12 months past the balance sheet date are classified as non-current assets in the accompanying condensed consolidated balance sheets.

Equipment

Equipment is stated at cost. The cost of an asset consists of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

Equipment is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	5 years
Furniture and fixtures	5 years
Computer equipment	5 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Gain or loss on disposal of equipment is the difference between net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized as income or loss in the accompanying condensed consolidated statements of comprehensive income.

eBullion, Inc..
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Variable Interest Entity

A variable interest entity (“VIE”) is a legal entity, other than an individual, used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) the equity investors lack any one of the following three criteria:

●     The power to direct activities that most significantly impact the entity’s economic performance

●     The obligation to absorb the expected losses of the entity

●     The right to receive the expected residual returns.

A VIE is required to be consolidated by a reporting entity if it has a controlling financial interest in the VIE. A reporting entity is deemed to have a controlling financial interest in a VIE if it both has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive economic benefits from the VIE that could potentially be significant to the VIE.

Reporting Currency and Foreign Currency Translation

As of and for the three months ended June 30, 2014 and 2013, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates at June 30 and March 31, 2014 and for the three months ended June 30, 2014 and 2013 are as follows:

	2014	2013

Period end USD/HKD exchange rate	7.7511	7.7557
Average USD/HKD exchange rate:	7.7527	7.7615

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived assets is considered impaired when the anticipated undiscounted cash flow from such an asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. The Company has identified no such impairment losses.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at June 30 and March 31, 2014 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at June 30 and March 31, 2014 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company’s accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customers’ trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at June 30 and March 31, 2014 and for the three months ended June 30, 2014 and 2013.

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) as of June 30 and March 31, 2014 consists of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Income Taxes

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and we are subject to federal income tax examinations for the fiscal years ended March 31, 2014 and 2013. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2007. At June 30 and March 31, 2014, Man Loong had no uncertain tax positions.

We have not provided for U.S. income and foreign withholding taxes on approximately $99,000 of Man Loong’s undistributed earnings for the three months ended June 30, 2014, because such earnings have been retained and reinvested by Man Loong. The Company does not intend to require Man Long to pay dividends for the foreseeable future and so additional income taxes and applicable withholding taxes that would result from the repatriation of such earnings are not practicably determinable.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue ordinary common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The Company does not have any securities that may potentially dilute its basic earnings per share.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Standards

In January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 820), Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities. This standard clarifies the scope of the disclosure requirements for offsetting assets and liabilities which apply to certain derivative instruments in ASU 2011-11. ASU 2013-01 is effective for fiscal years and interim periods beginning on or after January 1, 2013 with early adoption permitted. The adoption of ASU 2013-01 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to disclose changes in accumulated other comprehensive income by component within other comprehensive income, and to make those disclosures either on the face of the income statement or in a separate footnote. ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-04, Technical Amendments and Corrections. The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU 2012-04 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-04 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements, Continued

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for Cumulative Translation Adjustments Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or an Investment in a Foreign Entity. ASU 2013-05 requires entities to release the entire balance of cumulative translation adjustment to the entity’s investment in a foreign entity when there is a; 1) sale of the subsidiary or group of net assets within the foreign entity; 2) loss of controlling financial interest in an investment in a foreign entity; or, 3) a step acquisition of a foreign entity such that the reporting entity changes from the equity method to consolidation of the foreign entity. ASU 2013-05 is effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting. ASU-2013-07 requires the reporting entity to use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent. ASU 2013-07 is effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2013-11 state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update is not expected to have a material impact on the condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of June 30 and March 31, 2014:

	Unaudited	Audited
	June 30, 2014	March 31, 2014
Current
Prepaid rent and occupancy expenses	$52,253	$58,368
	52,253	58,368
Noncurrent
Rent and occupancy deposits	219,254	219,913
Total deposits and prepaid expenses	$271,507	$278,281

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

4.	Loan receivable from eBullion Trade

In July 2013, the Company’s wholly-owned subsidiary Man Loong, loaned eBullion Trade Company Limited (“eBullion Trade”) $997,393 (RMB 6,100,000). eBullion Trade is a development stage entity pursuing a license in the Peoples’ Republic of China for the purpose of engaging in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”).

The Company determined that the loan to eBullion Trade gave the Company a variable interest in eBullion Trade and that eBullion Trade is a variable interest entity (“VIE”) because the equity investor of eBullion Trade on the date of the loan lacked sufficient equity at risk to finance its activities without the loan. However, the Company determined that it was not the primary beneficiary of the VIE, because Man Loong did not have the power to direct the activities of the VIE that significantly impacted its economic performance. Accordingly, the Company has not consolidated eBullion Trade into its condensed consolidated financial statements.

The loan was unsecured, bore no interest and matured on April 17, 2014. Under terms of the loan, in the event that eBullion Trade’s GPME application was approved, it had the option to repay the loan in cash or by transferring 100% of its outstanding stock to Man Loong.

In April 2014, eBullion Trade informed Man Loong that it intended to repay the loan in cash in accordance with the terms of the loan agreement, and the loan was repaid in full on May 2, 2014.

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of June 30 and March 31, 2014:

	Unaudited	Audited
	June 30, 2014	March 31, 2014
Office equipment	$305,557	$305,557
Computer equipment	41,546	41,546
Furniture and fixtures	56,117	56,117
	403,220	403,220
Less: Accumulated depreciation	(117,602)	(97,378)
Equipment, net	$285,618	$305,842

Depreciation expense was $20,169 and $19,856 for the three months ended June 30, 2014 and 2013, respectively, and was recorded as depreciation and amortization expense in the accompanying condensed consolidated statements of comprehensive income.

6.	Customer Deposits

Customer deposits were $76,129 and $38,990 at June 30 and March 31, 2014, respectively, and were recorded as a current liability in the accompanying condensed consolidated balance sheets.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

7.	General and Administrative Expenses

General and administrative expenses consist of the following for the three months ended June 30, 2014 and 2013.

	2014	2013
Marketing expenses	$80,946	$240,462
Trading platform rent	46,347	32,281
Transportation	17,318	18,742
Internet	5,930	6,126
Travel and entertainment	3,741	16,618
Computers and software	14,332	19,597
Legal and professional	78,233	50,899
Licenses	730	3,499
Occupancy	147,547	151,678
Advertising	2,634	361
Other taxes	1,050	-
Other	33,510	44,433
Total general and administrative expenses	$432,318	$584,696

8.	Income Taxes

Income before income taxes as shown in the accompanying condensed consolidated statements of comprehensive income is summarized below for the three months ended June 30, 2014 and 2013.

	2014	2013
United States	$(66,124)	$(41,204)
Hong Kong	118,327	420,757
Income before income taxes	$52,203	$379,553

Under Hong Kong Profits Tax Law the Company is subject to profits tax at a statutory rate of 16.5% on income reported in its statutory financial statements after appropriate tax adjustments.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

8.	Income Taxes, Continued

The provision (benefit) for income taxes consists of the following for the three months ended June 30, 2014 and 2013:

	2014	2013
Current:
United States	$-	$-
Hong Kong	21,793	71,584
Total current provision	21,793	71,584

Deferred:
United States	-	-
Hong Kong	(2,593)	(2,486)
Total deferred benefit	(2,593)	(2,486)

Total income tax provision	$19,200	$69,098

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes is as follows:

	2014	2013
Income tax provision at the U.S. statutory tax rate	$8,051	$129,048
Valuation allowance on U.S. net operating loss	11,531	5,301
Impact of foreign operations	(4,356)	(66,422)
Other	3,974	1,171
Total income tax provision	$19,200	$69,098

At June 30, 2014, the Company had U.S. net operating loss carryforwards of approximately $223,000 which expire in 2034. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $76,000 as of June 30, 2014.

As of June 30 and March 31, 2014, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $2,744 and $150, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as of June 30 and March 31, 2014.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying statements of comprehensive income. The Company has incurred no interest or penalties during the three months ended June 30, 2014 and 2013.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

9.	Earnings Per Share

Earnings per share (“EPS”) information for the three months ended June 30, 2014 and 2013 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

For the three months ended June 30 2014 and 2013, the Company did not have any securities that may potentially dilute basic earnings per share. Therefore basic and diluted earnings per share for the respective periods are the same.

	2014	2013
Numerator
Net income attributable to common shareholders	$33,003	$310,445

Denominator
Weighted average shares of common stock (basic and diluted)	51,260,000	51,260,000

Basic and diluted earnings per share	$0.00	$0.01

10.	Related Party Transactions and Balances
The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent as a component of general and administrative expenses. Included in trading platform rental fees in the accompanying condensed consolidated statements of comprehensive income for the three months ended June 30, 2014 and 2013, are rental fees which were paid to True Technology of $11,609 and $11,596 respectively.

Included in employee compensation and benefits in the accompanying condensed consolidated statements of comprehensive income for the three months ended June 30, 2014 and 2013, are salaries and director compensation of $11,609 and $7,730 respectively, which were paid to two of the Company’s shareholders.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

11.	Commitments

The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2016.

In December 2012, the Company entered into a new lease agreement on approximately 10,000 square feet of office space which replaced its existing office facilities. The Company occupied the new space in January 2013. Under terms of the lease, the Company paid approximately $192,000 in lease deposits and is committed to lease and management fee payments of approximately $46,647 per month for 29 months.

In May 27, 2011, the Company entered into an agreement with True Technology, a company under common control under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fees paid to True Technology are approximately $12,894 per month for 12 months after which the fees were reduced to $3,868 per month for 24 months.

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending June 30,

2015	606,896
2016	238,570
$845,466

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2014 and 2013
(Expressed in US Dollars)

12.	Common Stock

Prior to the Merger, the Company issued 50,760,000 shares of common stock to directors as founder shares.

On April 3, 2013, the Company issued 50,760,000 of its common stock as founder shares in exchange for 100% of Man Loong’s outstanding shares to complete the Merger.

Subsequent to the Merger, the Company issued 500,000 shares of common stock, with par value $0.0001 to various investors for total cash proceeds of $240,044.

As of June 30, 2014, the Company had a total of 51,260,000 shares issued and outstanding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the audited condensed consolidated financial statements and notes thereto included in our Prospectus filed with the SEC pursuant to Rule 424 (b) of the Securities Act of 1933 (the “Securities Act”)on June 23, 2014 (the “Prospectus”). This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

On April 3, 2013, we entered into a Contribution Agreement with the shareholders of Man Loong, whereby we acquired 100% of the issued and outstanding capital stock of Man Loong from its stockholders, in exchange for 50,760,000 newly issued shares of our common stock, with a par value of $0.0001. After the transaction, Man Loong became our wholly owned subsidiary.

This share exchange transaction (the “Merger”) was accounted for as a recapitalization whereby Man Loong was the acquirer for financial reporting purposes and eBullion was the acquired company.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of Man Loong and will be recorded at the historical cost basis.  The consolidated financial statements after completion of the Merger include the assets and liabilities of eBullion and Man Loong, historical operations of Man Loong and operations of eBullion from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  In conjunction with the Merger, Man Loong received no cash and assumed no liabilities of eBullion.

Since April 3, 2013, through our subsidiary, Man Loong, we have been engaged in the precious metals trading business, facilitating the execution of gold and silver price contracts for customers of its agents via an electronic trading platform which we license from an affiliated company, True Technology. In facilitating trades of these price contracts, Man Loong acts in its capacity as an officially designated electronics trading member of the Chinese Gold and Silver Exchange Society, or the “CGSE”, in Hong Kong. Man Loong holds a Type AA License which it uses to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. The electronic trading platform that Man Loong licenses from True Technology provides its agents’ customers with CGSE price quotations on gold and silver price contracts, on a Loco London basis, as well as information updates on the gold and silver market, based on an evaluation of third-party market pricing sources such as Reuters or Bloomberg. Man Loong’s agents’ customer base is located primarily in China where it works through independent agents, and in Hong Kong where it has one office and maintains its trading platforms. Man Loong has 3 agents in Hong Kong which cover three main geographic areas, including Hong Kong Island, Kowloon and the New Territories. In mainland China, Man Loong has 10 agents located in Shanghai and Guangdong and Fujian provinces. Each of our agents in Hong Kong have between 100 and 150 customers and our agents in China each have between 100 and 600 customers.

Man Loong’s membership in the CGSE allows it to facilitate trades on behalf of nonmembers who execute trades to buy and/or sell gold and/or silver price contracts without it being required to become a counterparty to the trade or to purchase or sell any gold or silver being traded as a principal. Man Loong facilitates the trades that are placed using its electronic trading platform. Man Loong provides agents and their customers with access to its electronic trading platform which has a direct connection to the CGSE. Man Loong enters into an agency agreement with each agent for which it facilitates trades pursuant to which the agent agrees to pay a commission to Man Loong for each trade that Man Loong facilitates and the agent agrees to take all responsibility for trade losses. The agents often use Man Loong’s offices and conference rooms as a physical place to meet with customers and Man Loong provides a dedicated investment center where agents and their customers can access the electronic trading platform to place and process contract orders for gold, and silver and obtain up-to-date market data, trade reports and gain/ loss reports to assist them in evaluating their portfolio and effecting contract trades.

Man Loong provides its agents and their customers, with access to its electronic trading platform to place and process price contract orders for gold and silver, which price contracts do not involve the physical transfer or delivery of any actual gold, silver or other precious metals. The electronic trading platform also provides an agent’s customers with up-to-date market data, trade reports and gain/ loss reports to assist them in evaluating their portfolio and effecting price contract trades. Man Loong’s agents assume all of the portfolio trading risk of their price contract orders.  Man Loong merely supplies the trading platform that processes the trade as a member of the CGSE and receives a commission. The electronic trading platform communicates and confirms all of the trades that are placed by Man Loong to the CGSE and the CGSE, through the electronic trading platform, provides both the customers of the agents and the agents with confirmation codes which confirm execution of the trades placed through the electronic platform.

Man Loong receives a brokerage commission per trade ranging from $20 to $40 regardless of the purchase price paid or received for the gold or silver traded and the agent assumes the sole responsibility for settlement of the purchase price of the gold or silver traded and for any resulting gain or loss recognized on those trades.

All of our revenue has been derived by Man Loong from the commission it receives on each trade executed through its electronic trade platform or telephone transaction system.  Man Loong calculates and charges the agents’ account a flat fee of between $20 - $40 when each trade is closed and invoices those agents for their commission at the end of each month. Payment terms for commissions are net 30 days.  The typical fee is $40 per trade; however, for agents whose customers execute a large number of trades, Man Loong will discount the fee to as low as $20 per trade.  Man Loong evaluates its commission fee on an annual basis and adjusts it accordingly based upon its operational costs, which include the fees to run its electronic trading platform, the fees associated with the maintenance of its office, the fees that are charged by the CGSE and its employee costs.

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms. During the year ended March 31, 2012, the number of contracted agents decreased by 2 during the year, which resulted in a decrease of 2,700 agent customers. During 2013, Man Loong added 2 new agents and its agents’ customer base increased by 700 as compared to 2012. As a result, for the year ended March 31, 2013, Man Loong’s revenues increased by $729,719 or 39% compared to the year ended March 31, 2012. While Man Loong’s agents did not replace all of the customers lost in 2012, with the increased trading due to increased volatility in gold and silver prices, Man Loong’s commission revenue increased. The number of agents and their customers increased slightly during the year ended March 31, 2014 which resulted in an increase in revenues of $138,722 or 4.9% as compared to the year ended March 31, 2013.  During the three months ended June 30, 2014, the number of agents and their customers remained constant, however the lack of volatility in gold and silver prices resulted in a decrease in revenue of $459,715 or 39% as compared to the three months ended June 30, 2013. During the three years ended March 31, 2013 the price of gold ranged from approximately $1,100 per ounce to a high of $1,875 per ounce and declined to its current trading range of approximately $1,300 per ounce. The price of silver ranged from approximately $18 per ounce of a high of $45 per ounce and then declined to its current trading range of approximately $20 per ounce. During the three months ended June 30, 2014 the price of gold ranged from approximately $1,285 per ounce to a low of approximately $1,250 per ounce, and remained in its current trading range of approximately $1,300 per ounce throughout the quarter. The price of silver ranged from approximately $20 per ounce to a low of $19 per ounce and has remained in its current trading range of approximately $20 per ounce. During the three months ended June 30, 2013 the price of gold ranged from approximately $1,580 per ounce to a low of approximately $1,160 per ounce. The price of silver ranged from approximately $28 per ounce to a low of $19 per ounce.    The recent lack of volatility in gold prices could result in less trade revenue as it has in the past.

Results of Operations for the Quarters Ended June 30, 2014 and 2013

Man Loong’s revenue was $708,527 and $1,168,242 for the quarters ended June 30, 2014 and 2013, respectively, a decrease of $459,715 or 39%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the fiscal year ended March 31, 2014 and for the three months ended June 30, 2014, the number of agents and their customers have remained constant. We believe that the lack of volatility in gold prices during the three months ended June 30, 2014, resulted in the decrease in revenue from the prior quarter. This lack of volatility in gold prices could continue to result in less trade revenue as it has in the past.

Total expenses were $658,737 for the quarter ended June 30, 2014 as compared to $788,797 for the quarter ended June 30, 2013, a decrease of $130,060 or 16%.  Approximately 66% of our total expenses for the quarter ended June 30, 2014 were attributed to general and administrative expenses compared to 74% for the quarter ended June 30, 2013.  Man Loong’s largest general and administrative expense historically has been its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services.  Marketing expense was $80,946 or 12% of Man Loong’s total expenses for the quarter ended June 30, 2014 and $240,462 or 31% of Man Loong’s total expenses for the quarter ended June 30, 2013. The decrease in marketing expenses in the quarter ended June 30, 2014 as compared to the prior year was the result of Man Loong deceasing headcount and adopting other cost controls in its marketing area resulting from lower sales levels.  Man Loong’s other two large expenses were (i) its trading platform hosting and rent which was $46,347 or 7% of its total expenses for the quarter ended June 30, 2014 and $32,381 or 4% of its total expenses for the quarter ended June 30, 2013 and (ii) its occupancy costs for the rent and management fee paid for its offices which was $147,547 or 22% of Man Loong’s total expenses for the quarter ended June 30, 2014 and $151,678 or 19% of its total expenses for the quarter ended June 30, 2013. For the quarters ended June 30, 2014 and 2013, employee compensation and benefits was $206,250 and $184,245 or 31% and 23% of Man Loong’s total expenses for the quarters ended June 30, 2014 and 2013, respectively.

Man Loong’s net income was $33,003 for the quarter ended June 30, 2014, compared to net income of 310,455 for the quarter ended June 30, 2013 a decrease of $277,452 or 89%.  The decrease in net income was primarily the result of Man Loong’s decrease in revenue while its, trade platform rent, occupancy and employee compensation expenses increased as a percentage of revenue, offset in part by a decrease in marketing expense as a percentage of revenue for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013.

 LIQUIDITY

During the quarter ended June 30, 2013, eBullion completed its first private placement by selling 500,000 common shares for net proceeds of $240,044.  Substantially all of Man Loong’s growth has been funded from cash flows from operations.  Cash flows generated by Man Loong supplemented by new equity investment in eBullion will be used to 1) attract new agents and their customers by improving the capabilities of our electronic trading platforms as well as expand capabilities to allow trading on customers’ smart phones, 2) expand our business by opening investment centers in China’s largest cities and markets for gold and silver price contract trading, and 3) expand our operations into emerging markets throughout Asia.

In July 2013, Man Loong loaned eBullion Trade Company Limited (“eBullion Trade”) $997,393 (RMB 6,100,000). eBullion Trade is a development stage entity pursuing a license in the Peoples’ Republic of China for the purpose of engaging in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”). The Company determined that the loan to eBullion Trade gave the Company a variable interest in eBullion Trade and that eBullion Trade is a variable interest entity (“VIE”) because the equity investor of eBullion Trade on the date of the loan lacked sufficient equity at risk to finance its activities without the loan. However, the Company determined that it was not the primary beneficiary of the VIE, because Man Loong did not have the power to direct the activities of the VIE that significantly impacted its economic performance. Accordingly, the Company has not consolidated eBullion Trade into its condensed consolidated financial statements.

The loan was unsecured, bore no interest and matured on April 17, 2014. Under terms of the loan, in the event that eBullion Trade’s GPME application was approved, it had the option to repay the loan in cash or by transferring 100% of its outstanding stock to Man Loong. In April 2014, eBullion Trade informed Man Loong that it intended to repay the loan in cash in accordance with the terms of the loan agreement, and the loan was repaid in full on May 2, 2014.

Man Loong expects to further expand its access to the Chinese market by attracting additional customers and agents through its relationship with eBullion Trade. Inasmuch Chinese law only authorizes the electronic trading of silver, Man Loong intends through its relationship with eBullion, to expand its access to the Chinese market by the receipt of referrals from eBullion Trade for the electronic trading of gold, a trading activity in which it will not be engaged. No assurance can be given however, if and when we will derive any referral business from eBullion Trade.

To date, eBullion has funded its operations from cash flows generated from operations. As of June 30, 2014 eBullion had cash totaling $1,661,229 total assets of $2,631,800, total liabilities of $223,673 and working capital of $1,900,511. Net cash used by operations for the three months ended June 30, 2014 was $(145,036) as compared to net cash provided by operations of $1,040,476 for the three months ended June 30, 2013. The decrease in net cash provided by operations for the three months ended June 30, 2014 included a decrease in net income of $277,452, an increase in commissions receivable of $280,111, and a decrease in deferred income taxes of $2,593, offset by a decrease in deposits and prepaid expenses of $6,987, an increase in accounts payable and accrued liabilities of $18,615, an increase in income taxes payable of $21,793, and an increase in customer deposits of $37,101. Net cash provided by investing activities was $997,604 for the three months ended June 30, 2014 compared to net cash used in investing activities for the three months ended June 30, 2013 of $(45,094). The increase in net cash provided by investing activities for the three months ended June 30, 2014 was primarily due to the repayment of the loan receivable from eBullion Trade. Net cash provided by financing activities was $0 and $260,948 for the three months ended June 30, 2014 and 2013, respectively. The decrease in net cash provided by financing activities resulted primarily from the fact that we did not engage in any financing transactions during the quarter ended June 30, 2014 as opposed to the quarter ended June 30, 2013 for which financing activities included the proceeds of eBullion’s private placement of $240,044 and a decrease in bank overdraft of $20,904.

From March 31, 2014 to June 30, 2014, commissions receivable increased by $280,197 or 821%, which resulted from slower payment experience in the last month of the three month period ended June 30, 2014. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of June 30, 2014, the Company has no reserve for credit losses nor has it incurred any bad debts for the three months ended June 30, 2014 and 2013.

No dividends were declared or paid in the three months ended June 30, 2013 and none are expected to be paid for the foreseeable future.

Commitments

eBullion is committed to paying a monthly fee of approximately $3,868 until March 31, 2015 to True Technology, a company owned by two of Man Loong’s shareholders and directors Messrs. Choi and Wong, for the hosting services and use of the trading platform that is the cornerstone of its business.  Additionally, in December 2012, Man Loong entered into a lease for its new office space, which lease expires in December 2015 and provides for monthly payments of approximately $46,647, an increase of $21,000 per month from its prior lease.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Investors should carefully consider the risks described below before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements made throughout this Quarterly Report on Form 10-Q as a result of different factors, including the risks we face described below.

RISKS RELATED TO OUR BUSINESS

Restricted access to Man Loong’s website, could lead to significant operating disruptions, a negative customer experience or the loss of agents and their customers.

If any enterprises or professional organizations, including governmental agencies, blocked access to Man Loong’s website or the Internet generally for a number of reasons including due to  security or confidentiality concerns or regulatory reasons, or if any government of any jurisdiction in which we or Man Loong are considered to be carrying on business in may block or suspend internet transmission capabilities, Man Loong’s business would experience significant operating disruptions because our revenues are generated through the commissions Man Loong receives for the trades placed through the electronic trading platform it licenses from True Technology which requires internet transmission capabilities to operate.  If these entities were to block or limit access to Man Loong’s website or adopt policies restricting its ability to provide its agents’ customers accurate and up-to-date information, the functionality of Man Loong’s electronic trading platform could be negatively impacted, which could adversely affect its ability to retain and attract commission business from agents and their customers.

All of our revenue is based upon Man Loong’s trade commissions which are themselves influenced by trading volume and volatility and economic conditions that are beyond our control.

Any volatility in the global financial markets has an impact on Man Loong’s commissions and therefore its revenue. Our revenue is influenced by the general level of trading activity in the gold and silver market because all of our revenue is derived from the commission Man Loong receives on each trade that it facilitates, which is a fixed commission of $20-40 per trade. Our revenue and operating results may vary significantly from period to period primarily due to movements and trends in the world’s currency markets, volatility in the market price of gold and silver and fluctuations in trading levels. Man Loong has generally experienced greater trading volume in periods of volatile markets as during such periods there tends to be increased trading. Recently, Man Loong experienced lower levels of trading volume due to a reduction in the short term volatility of gold and silver prices, and its commission revenues were negatively affected. Like other financial services firms, our business and profitability and Man Loong’s are directly affected by elements that are beyond our and its control, such as economic and political conditions, broad trends in business and finance, changes in the volume of transactions, changes in supply and demand for precious metals, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

Competitive trading systems could force Man Loong to reduce its commissions and negatively impact revenue.

Any increased competition to Man Loong’s platform through the development of faster or more capable execution programs could reduce the volume of trades or force Man Loong to reduce its commission on each trade to continue to attract commission business from the various sales agents seeking to use Man Loong to process their customers' trades on the CGSE.  In addition, new and enhanced alternative trading systems have emerged as an option for individual and institutional investors to carry out proprietary trades, which also could result in reduced commissions.

All of our revenue and operating profits are derived from Man Loong’s role as a service provider. In its role as a service provider, Man Loong derives a fixed amount of commission from each trade that it facilitates.

Man Loong may also experience reduced trade volumes from competition from computer-generated buy and sell programs and other technological advances and regulatory changes in the precious metals market that may continue to tighten spreads on precious metals transactions. In addition, new and enhanced alternative trading systems have emerged as an option for individual and institutional investors to avoid directing their trades through retail trade facilitators, which could result in reduced revenue derived from our precious metal trade facilitation business. Man Loong may also face price competition from its competitors.

Man Loong may be exposed to unidentified or unexpected risks if its risk management policies and procedures are not effective.

Man Loong relies on a combination of technical and human controls and supervision to protect it against certain risks. Man Loong’s policies, procedures and practices are used to identify, monitor and control a variety of risks, including risks related to human error, hardware and software errors, market movements, fraud and money-laundering, are established and reviewed by its management.  Man Loong’s approach is discretionary by nature and applied on a case by case basis and developed internally by Man Loong based on historical market behavior and standard industry practices. These risk management methods may not adequately prevent losses and may not protect Man Loong against all risks or less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.

These methods may also be subject to error and failure and therefore may not adequately prevent losses due to technical errors or if testing and quality control practices are not effective in preventing software or hardware failures. Additionally, although Man Loong has risk-management policies, control systems and compliance manuals set in place, there can be no guarantee given that such policies, systems, and manuals will be effectively applied in every circumstance by our staff. These methods include the installation of technology that rejects trades from the customers of agents unless they maintain a minimum amount of cash on deposit with the agent or Man Loong in their bank accounts in order to ensure settlement of the purchase price of gold or silver price contracts and the payment of their trading losses, if any, to the customer’s agent who is counterparty to the trade. For example, employees could override the system and either reduce minimum account balances to an insufficient amount or theoretically waive such requirement, thereby exposing our agents to the risk of nonpayment of the purchase price of gold or silver price contracts and their customers trading losses, if any, and exposing us to a claim by the agent based on our failure to follow our own risk management guidelines. Under certain circumstances Man Loong may elect, in consultation with the affected agents, to adjust its risk-management policies to allow for an increase in risk tolerance such as reduction of minimum account balances, especially with long term customers, which could expose its agents to the risk of greater losses. The agents typically require that all of their customers maintain a minimum balance of $1,289 USD in the agents’ or Man Loong’s segregated bank account and, as an accommodation to its agents, Man Loong monitors the customer’s total net trading position. Each of the agents’ customers enter into an agreement with their agent that directs the agent to either deposit funds into an account maintained by the agent or Man Loong’s segregated bank account and authorizes the agent to withdraw money from such accounts as needed to cover losses and pay associated fees. If at any time the agent’s customer’s unrealized trading losses are 80% or more of the deposit balance in the customer’s account, Man Loong’s system alerts Man Loong to request an increase in the agent’s customer’s deposit balance. Typically, the agent’s customer’s trading account is frozen until the deposit balance is increased. In the event the unrealized trading losses equal the deposit balance, the agent’s customer’s trading account is immediately frozen and closed, the system closes the trading positions with the CGSE and the deposit balance maintained in Man Loong’s account is paid to the agent so that the agent can fund any trading losses with the CGSE. If the agent does not cover its customer’s trading losses with the CGSE, Man Loong will still not be responsible for any trading losses and the agent will likely lose its right to engage in future trading through the CGSE pending funding of the open loss position. Deviations from such policies could subject Man Loong’s agents to risk.

We do not own the trading platform upon which our business operates and if the license was terminated our business would experience significant operating disruptions.

Man Loong licenses the software that is utilized to run its electronic trading platform from True Technology, an entity owned by our Chief Executive Officer and one of our directors and shareholders pursuant to the terms of a license agreement that can be terminated by True Technology at any time. Although Man Loong’s agreement with True Technology prohibits True Technology from licensing the technology that it develops for Man Loong to any other third party and we believe that we could take the customized version of the technology and migrate it to another platform or that alternative software programs are available or could be developed by other third parties or eventually by Man Loong in house, such migration or the development of any such programs would be costly and may not be available in a timely manner. In addition, True Technology can license or sublicense the underlying software, without the enhancements or modifications to third parties without the consent of Man Loong. The termination of the license agreement would likely result in suspension of Man Loong’s internet transmission capabilities and its business would experience significant operating disruptions if the license agreement were terminated.

Man Loong also relies on True Technology~~’~~s computer systems or third-party service and software providers, including trading platforms, back-office systems, internet service providers and communications facilities. Deterioration in the performance or quality of work from third party service providers, could adversely affect Man Loong’s business. If Man Loong’s arrangement with any third party is terminated, it may not be able to find an alternative systems or a services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Our business is substantially dependent upon our licensed trading platform. Any disruption or corruption of the trading platform or our inability to maintain technological superiority in our industry could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Our business is substantially dependent upon Man Loong’s licensed electronic trading platform, which Man Loong relies upon to accurately and timely receive and process internal and external data.  If the trading platform were to fail to function properly for any reason, Man Loong could suffer from trade errors and therefore it would be forced to suspend operations until such time as the disruptions were fixed. Man Loong’s ability to facilitate transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Computer systems are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, computer denial-of-service attacks and other similar events. If Man Loong’s systems fail to perform, it could experience periodic interruptions and disruptions in operations, slower response times or decreased customer satisfaction.

In order to remain competitive, Man Loong’s electronic trading platform is under continuous development and redesign. However, with any newly developed technology Man Loong runs the ongoing risk that failures may occur and result in service interruptions or other negative consequences such as slower quote aggregation, slower trade execution, erroneous trades, or mistaken risk-management information.

We believe Man Loong’s technology has provided Man Loong with a competitive advantage relative to many of its competitors. If its competitors develop more advanced technologies, it  may be required to devote substantial resources to the development of more advanced technology to remain competitive. The gold and silver market is characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. Man Loong may not be able to keep up with these rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future.

Man Loong’s systems have in the past experienced disruptions in operations, which it believes will continue to occur from time to time. As of the date hereof, we have not been notified of any claim against Man Loong alleging harm caused to third parties by this disruption and customers of its agents have continued to actively place precious metals trading orders through their respective trading accounts. However, we can provide no assurance that we will not receive any claims in the future in connection with this disruption.

To mitigate the risk of trading disruptions, Man Loong has a mirror server setup in a secured server room in its headquarters office in Hong Kong.   The mirror server has the same trading software installed as the production server.  If there are any network problems with the production server, the network connection will be switched to mirror server to minimize, if not avoid entirely any downtime of the trading systems.  In addition, Man Loong has two IT specialists and one operations manager to continuously monitor the server status and ensure the resumption of operations should it ever become necessary.

Man Loong’s IT department is working with IT security consultants to strengthen and protect its network from intentional attacks. Man Loong has also established a separate department to monitor its networks and to identify and minimize human errors, such as clerical mistakes and incorrectly placed trades, as well as intentional misconduct, such as unauthorized trading, mischief and fraud. Furthermore, Despite any precautions it may take, any systems failure that causes an interruption in its services or decreases the responsiveness of its services could, among other consequences, impair its reputation, damage its brand name and materially adversely affect its and our business, financial condition and results of operations and cash flows.

Due to the fact that Man Loong’s cost structure is largely fixed, it may not be able to respond to changes in revenue.

A substantial portion of Man Loong’s expenses are fixed expenses for which it has payment commitments regardless of its revenue.  These expenses include office lease costs, trade platform rent, hosting facilities and security and staffing costs.  If demand for Man Loong’s services declines and, as a result, its revenues decline, it may not be able to adjust its cost structure on a timely basis and its profitability and cash flows may be materially adversely affected.

Our revenue is dependent upon Man Loong’s ability to attract and retain the agents with whom its customers have accounts.

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   During the year ended March 31, 2012, Man Loong’s loss of two agents resulted in a substantial decrease in its revenue.  During 2013, Man Loong added 2 new agents and its agents’ customer base increased by 700. As a result, for the year ended March 31, 2013, Man Loong’s revenues increased substantially compared to the year ended March 31, 2012. While Man Loong’s agents did not replace all of the customers lost in 2012, with the increased trading due to increased volatility in gold and silver prices, Man Loong’s commission revenue increased. The number of agents and their customers remained approximately constant during the year ended March 31, 2014 which resulted in a relatively small increase in revenues.  The number of agents and their customers remained constant for the three months ended June 30, 2014, however, revenues decreased by $459,715 or 39%, as compared to the three months ended June 30, 2013 primarily because of the lack of volatility in gold prices. Although Man Loong has spent significant financial resources on support services for agents and their customers, marketing expenses and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents. In particular, we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

Man Loong currently has 3 agents in Hong Kong which cover three main geographic areas, including Hong Kong Island, Kowloon and the New Territories.  In mainland China, Man Loong has 10 agents located in Shanghai and Guangdong and Fujian provinces.  Each of Man Loong’s agents in Hong Kong have between 100 – 150 customers and its agents in China each have between 100 and 600 customers.

Any future expansion or acquisitions may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.

Our growth strategy includes the penetration of new markets in the future.  Any future markets that we enter may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and integrating the acquired companies.  We may not have sufficient management, financial and other resources to integrate our operations in the new markets with our current operations and we may be unable to profitably operate our expanded company. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

Some of the new markets may be in emerging growth countries.  To compete successfully in these emerging markets, we must continue to design, develop, and sell new and enhanced precious metals electronic trading programs and services that are culturally acceptable to these emerging markets. Any emerging market that we attempt to penetrate will have risks of potential entrenched local competition, higher credit risks, cultural differences, less developed and established local financial and banking infrastructure, reduced protection of intellectual rights, inability to enforce contracts in some jurisdictions, difficulties and costs associated with staffing and managing foreign operations, including reliance on newly hired local personnel, currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world; and time zone, language and cultural differences among personnel in different areas of the world. We may also have difficulty in complying with the diverse regulatory requirements of multiple jurisdictions, which may be more burdensome, not clearly defined, and subject to unexpected changes, potentially exposing us to significant compliance costs and regulatory penalties

Our Hong Kong operating subsidiary, Man Loong, facilitates the trading of gold and silver price contracts in Hong Kong and China.  Price contracts in gold and silver are not and may not be offered in the U.S. by us, including by our non-U.S. subsidiary, and are not eligible for resale to U.S. residents. Neither we, nor Man Loong, conducts business in the United States or has agents, or any agreements with agents, or facilitate trades with customers of agents that reside in the United States.

Man Loong may be unable to respond to agents and their customers’ demands for new services and products and our business, financial condition and results of operations and cash flows may be materially adversely affected.

Man Loong’s agents and their customers may demand new services provided by Man Loong’s electronic trading platform. If Man Loong fails to identify these demands from agents and their customers or update its services accordingly, any new services and products provided by its competitors may render its existing services and products less competitive. Man Loong is currently dependent upon a third party for the development of enhancements to its trading platform.  The software developer is not our employee and we cannot control the timing or amount of resources they devote to our programs.  Our future success will depend, in part, on Man Loong’s ability to respond to agents’ and their customers’ demands for new services and products on a timely and cost-effective basis and to adapt to address the increasingly sophisticated requirements and varied needs of our agents’ customers and prospective customers. We may not be successful in developing, introducing or marketing new services and products. In addition, Man Loong’s new service and product enhancements may not achieve market acceptance. Any failure on our part or Man Loong’s to anticipate or respond adequately to customer requirements, or any significant delays in the development, introduction or availability of new services, products or service or product enhancements could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We depend on our key personnel, the loss of whom would impair our ability to compete.

We and Man Loong are highly dependent on the employment services of Kee Yuen Choi, our and Man Loong’s Chief Executive Officer. The loss of Mr. Choi’s services could adversely affect us. We and Man Loong are also dependent on the other members of our management. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as software and electronic technical support, customer support and marketing and retention of personnel, particularly for employees with technical expertise, is uncertain. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business and may result in us relocating some or all of our operations.

Our Chief Executive Officer beneficially owns and controls a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

Mr. Choi, acts as our Chief Executive Officer and Chairman of our Board of Directors, and through his control of approximately 49.5% of our outstanding common stock, controls the Company and important matters relating to us.  As a result of his positions and his control of our common stock, Mr. Choi controls the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy and our day-to-day operations.  In addition, Mr. Choi’s ownership of our common stock and control of the Company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of the Company and possibly depressing the trading price of our common stock.  There can be no assurance that conflicts of interest will not arise with respect to Mr. Choi’s ownership and control of the Company or that any conflicts will be resolved in a manner favorable to the other shareholders of the Company.

Man Loong’s operations will be dependent upon its ability to protect our intellectual property, which could be costly.

Our success will depend in part upon protecting any technology we or Man Loong uses or may develop from infringement, misappropriation, duplication and discovery, and avoiding infringement and misappropriation of third party rights. Man Loong’s intellectual property is essential to its business, and its ability to compete effectively with other companies depends on the proprietary nature of its technologies. Man Loong does not have patent protection for its electronic trading platform. Man Loong relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen its competitive position. Although Man Loong has confidentiality provisions in the agreements with our employees and independent contractors, there can be no assurance that that such agreements can fully protect its intellectual property, be enforced in a timely manner or that any such employees or consultants will not violate their agreements with Man Loong.

Furthermore, Man Loong may have to take legal action in the future to protect its trade secrets or know-how, or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time-consuming to Man Loong, and there can be no assure that such actions will be successful. The invalidation of key proprietary rights which we or Man Loong own or unsuccessful outcomes in lawsuits to protect our of Man Loong’s intellectual property may have a material adverse effect on our or Man Loong’s business, financial condition and results of operations.

If we or Man Loong cannot adequately protect our or its intellectual property rights, our or its competitors may be able to compete more directly with us or Man Loong, which could adversely affect our or Man Loong’s competitive position and, as a result, our and Man Loong’s business, financial condition and results of operations.

We may incur substantial liabilities and may be required to limit commercialization of our electronic trading platform in response to product liability lawsuits.

We or Man Loong could be the subject of complaints or litigation from agents or their customers alleging product quality or operational concerns. Litigation or adverse publicity resulting from these allegations could materially and adversely affect our business, regardless of whether the allegations are valid or whether we are liable. Neither we nor Man Loong currently have product liability insurance coverage, and even if there was such coverage, there would be no assurance that such coverage would be sufficient to properly protect us. Further, claims of this type, whether substantiated or not, may divert our financial and management resources from revenue generating activities and the business operation.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the earliest of : (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii)  the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer.  We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As a result of our becoming a public company, we are subject to additional reporting and corporate governance requirements that require additional management time, resources and expense.

We are obligated to file with the U.S. Securities and Exchange Commission annual and quarterly information and other reports that are specified in the U.S. Securities Exchange Act of 1934. We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a newly public reporting company, we will be in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. Our management will be required to report on our internal controls over financial reporting under Section 404 commencing in fiscal year 2015. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate the material weaknesses described above, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Future sales of our common stock by our existing shareholders could cause our stock price to decline.

The Company will has a significant number of restricted shares that will become eligible for sale shortly. We currently have 51,260,000 shares of our common stock outstanding. Of such amount, the shares registered in our registration statement became eligible for sale immediately upon the effectiveness of that registration statement. All of the remaining shares will be eligible for resale under Rule 144 within ninety days of us being a reporting company under Section 13 or 15 of the Securities Exchange Act of 1934 (the “Exchange Act”), subject to certain restrictions.  It is conceivable that following the holding period, many shareholders may wish to sell some or all of their shares. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of our common stock could also depress the market price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

Shareholders do not have pre-emptive rights, which will cause them to experience dilution if we issue additional securities.

We may issue and sell additional shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants at any time on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us.

In the event of a breach of law by us or a breach of a contractual obligation our shareholders will have little or no recourse because all of our assets, as well as our officers and directors, are located in Hong Kong.

Investors in our Company will have little recourse in the event of a breach of law or contractual obligation that has an adverse effect upon our operations because of the inherent difficulties in enforcing their rights since all of our assets are located in Hong Kong. Inasmuch as our officers and directors reside outside of the United States, investors located in the United States may have difficulty enforcing their rights against such person if he were to breach his duties. In addition, it may not be possible to effect service of process in Hong Kong and uncertainty exists as to whether the courts in Hong Kong would recognize or enforce judgments of U.S. courts obtained against our officers and directors predicated on the civil liability provisions of the securities laws of the U.S. or any state thereof, or to be competent to hear original actions brought in Hong Kong against us or such person predicated upon the securities laws of the United States or any state thereof.

We do not expect to pay dividends on our common stock in the foreseeable future.

Although Man Loong has paid dividends to its private stockholders in the past, we do not expect to pay dividends on common stock for the foreseeable future, and we may never pay dividends.  Consequently, the only opportunity for investors to achieve a return on their investment may be if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of five directors, two of whom are considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we meet the audit committee independence requirements of a national securities exchange we will be ineligible for listing on any national securities exchange.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officer on the board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing suit against an officer or director.

Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Our common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has been approved for trading on the OTCBB.but has not yet begun to trade , you could not buy or sell our common stock publicly. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile following this offering. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a public trading market for our common stock will develop or be sustained. If we trade on OTC markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to Securities and Exchange Commission (“SEC”) Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. However, security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock, which may adversely affect the market price of our common stock. If equity research analysts do provide research coverage of our common stock, the price of our common stock could decline if one or more of these analysts downgrade our common stock or if they issue other unfavorable commentary about us or our business. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our management has limited experience managing a public company.

At the present time, none of our management has experience in managing a public company.  This may hinder our ability to establish effective controls and systems and comply with all applicable requirements attendant to being a public company.   If compliance problems result, these problems could have a material adverse effect on our business, financial condition or results of operations.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to our new compliance requirements. Moreover, these requirements will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect it will be difficult and more expensive for us to obtain director and officer liability insurance. These requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

RISKS RELATED TO REGULATION

Litigation and regulatory investigations may result in significant financial losses and harm to our reputation.

We face significant risk of litigation, regulatory investigations and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to unauthorized transactions, error transactions, breach of data privacy laws, breach of fiduciary or other duties. Any such action may include claims for substantial or unspecified compensatory damages, as well as civil, regulatory or criminal proceedings against our directors, officers or employees, and the probability and amount of liability, if any, any remain unknown for significant periods of time. We may be also subject to various regulatory inquiries, such as information requests and book and records examinations, from regulators and other authorities in the geographical markets in which we operate.

A substantial liability arising from a law suit judgment or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers or employees could have a material adverse effect on our business, financial condition and results or operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant harm to our reputation, which could materially affect our prospects and future growth, including our ability to attract new agents as customers, retain current agents and their customers, and recruit and retain employees and agents.

Compliance with rules and regulations in our geographical markets could have a material adverse effect on our business, financial condition and results of operation.

As a data user we and Man Loong are prohibited from doing or engaging in any practice that contravenes the data privacy laws, rules and regulations that regulate the use of customer data in the markets in which we or Man Loong are engaged. In Hong Kong, Man Loong is governed by the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) Compliance with these laws, rules and regulations may restrict Man Loong’s business activities, require us to incur increased expenses and devote considerable time to compliance efforts.

In addition, we or Man Loong may also be required to qualify to do business in certain foreign countries where we have agents and where their customers are residing. We and Man Loong are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to their citizens from service providers located elsewhere. Although we have systems in place to block trades initiated from countries in North America, there can be no guarantee that such systems will be free from failure. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Presently all transactions for price contracts on gold and silver are executed and completed over Man Loong’s electronic trading platform or telephone transaction system located in Hong Kong although its agents and their customers may not reside in Hong Kong. Agents and their customers may access Man Loong’s electronic trading platform via the Internet from anywhere in the world to monitor their account and throughout most of Asia to execute trades, but all instructions are first communicated to Man Loong for approval and then the resulting trade is executed in Hong Kong. The acceptance of a customer order by internet in a jurisdiction other than Hong Kong may require Man Loong to comply with the laws of that jurisdiction and failure to comply may have a material negative impact on our financial condition and business results.

Without local PRC registration, licensing or authorization, we may be subject to possible enforcement action and sanction for our operations in the PRC if our operations are deemed to have violated PRC regulations.

When permitted, we promote our services to agents outside of Hong Kong, including to agents in mainland China where our industry is separately regulated. The regulatory rules and procedures for engaging in our business in China are complex and are not as clear as those in many other jurisdictions and so we have not sought licensing from PRC government authorities to conduct business operations in China. We do work with third party agents to promote and introduce our services to individuals and businesses in China. Our PRC legal counsel has advised us that our activities in China are in compliance with PRC law because such activities are purely promotional and never involve the conduct of any business transactions in China. We cannot assure you that PRC rules and regulations will not change such that we can no longer engage in such promotional activities or offer our precious metals trading services to PRC residents online. In such case, we may be subject to fines, penalties, or sanctions or may be required to cease such offerings to PRC residents all together. These restrictions may limit our ability to increase revenues and would have a material adverse effect on our results of operations.

If Man Loong were to fail to comply with the requirements of the CGSE, Man Loong could lose its ability to process client trades, which would have an adverse material effect on our revenues, financial condition and cash flows.

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of June 30 and March 31, 2014, Man Loong had $1.7 million in cash, respectively, and $2.6 million and $2.5 million, respectively, in total assets.  We were in compliance with these requirements as of June 30 and March 31, 2014.

Our growth may be limited by various restrictions and we remain at risk that we may be required to cease operations if we become subject to regulation by local government bodies.

We currently have only a limited presence in a number of significant markets and may not be able to gain a significant presence there unless and until regulatory barriers to international firms in certain of those markets are modified. Consequently, we cannot assure you that our international expansion will continue and that we will be able to develop our business in emerging markets as we currently plan. Furthermore, we may be subject to possible enforcement action and sanction if we are determined to have previously offered, or currently offer, our services in violation of local government’s regulations. In these circumstances, we are exposed to sanction by local enforcement agencies and our contracts with agents may be unenforceable. We may also be required to cease the conduct of our business with agents in the relevant jurisdiction and/or we may determine that compliance with the regulatory requirements for continuance of the business is too onerous to justify making the necessary changes to continue that business.

Procedures and requirements of the Patriot Act may expose us to significant costs or penalties.

As participants in the financial services industry, we are, and our subsidiaries are, subject to laws and regulations, including the Patriot Act of 2001, that require that we know our agents’ customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and results of operations and cash flows. In addition, as an online financial services provider worldwide, we may face particular difficulties in identifying our agents’ customers and monitoring their activities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no recent sales of unregistered securities.

PURCHASE OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBULLION, INC.

Date: August 13, 2014	By:	/s/ KEE YUEN CHOI
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2014	By:	/s/ CHUI CHUI LI
Chui Chui Li
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document†
101.SCH*	XBRL Taxonomy Extension Schema Document†
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document†

———————

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

