Form 10-Q
period 2014-09-30
eBullion, Inc.
filed 2014-11-13
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014 there were 51,260,000 shares of Common Stock, $0.0001 par value per share, outstanding.

EBULLION,  INC.

TABLE OF CONTENTS

		Page No.

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014 (audited)	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended September 30, 2014 and 2013	5

	Condensed Consolidated Statements of Stockholders Equity for the year ended March 31, 2014 (audited) and six months ended September 30, 2014 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six and three months ended September 30, 2014 and 2013	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eBullion, Inc.
Condensed Consolidated Balance Sheets As of September 30 and March 31, 2014
(Expressed in US dollars)

	Unaudited	Audited
	September 30, 2014	March 31, 2014
ASSETS
Current Assets:
Cash	$2,005,106	$808,039
Commissions receivable	80,943	34,125
Account receivable	22,671	-
Amount due from shareholder	29,655	-
Deposits and prepaid expenses	53,036	58,368
Prepaid income taxes	96,229	96,305
Loan receivable from eBullion Trade	-	997,049
Total current assets	2,287,640	1,993,886

Noncurrent Assets:
Deposits and prepaid expenses	223,214	219,913
Equipment, net	265,413	305,842
Deferred income taxes	5,330	150
Total noncurrent assets	493,957	525,905

Total assets	$2,781,597	$2,519,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$40,083	$66,658
Customer deposits	69,979	38,990
Income taxes	102,588	40,091
Total current liabilities	212,650	145,739

Total liabilities	212,650	145,739

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 51,260,000 shares issued and outstanding	5,126	5,126
Additional paid in capital (1)	1,544,596	1,544,596
Retained earnings	1,022,641	825,347
Accumulated other comprehensive loss	(3,416)	(1,017)
Total shareholders’ equity	2,568,947	2,374,052
Total liabilities and shareholders’ equity	$2,781,597	$2,519,791

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US dollars)

	Six Months Ended		Three Months Ended
	2014	2013	2014	2013
REVENUES

Commission revenue	$1,512,236	$1,985,501	$803,613	$817,113

EXPENSES
General and administrative	813,594	1,159,276	381,274	574,583
Employee compensation and benefits	405,894	396,778	199,643	212,544
Depreciation	40,343	40,018	20,174	20,162
Total expenses	1,259,831	1,596,072	601,091	807,289

INCOME BEFORE INTEREST AND INCOME TAXES	252,405	389,429	202,522	9,824

Interest income, net	2,323	196	17	89
INCOME BEFORE INCOME TAXES	254,728	389,625	202,539	9,913

PROVISION FOR INCOME TAXES
Current	62,621	77,789	40,830	6,179
Deferred	(5,187)	(4,805)	(2,594)	(2,319)
Total provision for income taxes	57,434	72,984	38,236	3,860

NET INCOME	197,294	316,641	164,303	6,053

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(2,399)	2,342	(2,460)	239
COMPREHENSIVE INCOME	$194,895	$318,983	$161,843	$6,292

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted (1)	51,260,000	51,260,000	51,260,000	51,260,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share	$0.00	$0.01	$0.00	$0.00

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Condensed Consolidated Statements of Shareholders’ Equity For the Year Ended March 31, 2014 and Six Months Ended September 30, 2014
(Expressed in US dollars)

	Common Stock		Additional		Accumulated Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2013 - Audited (1)	50,760,000	$5,076	$1,304,602	$821,982	$(2,248)	$2,129,412

Proceeds from private placement	500,000	50	239,994	-	-	240,044

Recapitalization	-	-	-	(21,058)	-	(21,058)

Net income	-	-	-	24,423	-	24,423

Foreign currency translation adjustment	-	-	-	-	1,231	1,231

BALANCE, March 31, 2014 - Audited	51,260,000	$5,126	$1,544,596	$825,347	$(1,017)	$2,374,052

Net income	-	-	-	197,294	-	197,294

Foreign currency translation adjustment	-	-	-	-	(2,399)	(2,399)

BALANCE, September 30, 2014 - Unaudited	51,260,000	$5,126	$1,544,596	$1,022,641	$(3,416)	$2,568,947

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2014 and 2013

(Expressed in US dollars)

	2014	2013
OPERATING ACTIVITIES:
Net income	$197,294	$316,641
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	40,343	40,018
Changes in operating assets and liabilities:
Commissions receivable	(46,916)	348,534
Account receivable	(22,705)	-
Amount due from shareholder	(29,699)	-
Deposits and prepaid expenses	1,815	65,933
Accounts payable and accrued liabilities	(27,081)	20,286
Customer deposits	31,065	(232,594)
Income taxes payable	62,621	77,789
Deferred income taxes	(5,187)	(4,805)
Net cash provided by operating activities	201,550	631,802

INVESTING ACTIVITIES:
Purchase of equipment	-	(50,913)
Loan receivable from eBiullion Trade	997,736	(996,880)
Net cash provided by (used in) investing activities	997,736	(1,047,793)

FINANCING ACTIVITIES:
Bank overdraft	-	622
Net proceeds from private placement	-	240,044
Net cash provided by financing activities	-	240,666

NET INCREASE (DECREASE) IN CASH	1,199,286	(175,325)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,219)	1,465
Cash, beginning of period	808,039	1,415,630
Cash, end of period	$2,005,106	$1,241,770
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results of operations for the interim periods presented. However, the results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s registration statement on Form S-1. The Company’s and Man Loong’s fiscal year end is March 31.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of September 30, and March 31, 2014, and for the three and six months ended September 30, 2014 and 2013, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in these estimates are recorded when known. Significant estimates made by management include:

•         Valuation of assets and liabilities

•         Useful lives of equipment

•         Accounting for transactions with variable interest entities

•         Other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements.

Actual results could differ from those estimates.

Reclassifications Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Such reclassifications had no effect on net income.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three and six months ended September 30, 2014 and 2013. The total amount charged to advertising expense was $9,173 and $1,392 for the six months ended September 30, 2014 and 2013, respectively and $6,540 and $1,032 for the three months ended September 30, 2014 and 2013, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of three months or less. A substantial amount of the Company’s cash is held in bank accounts in Hong Kong and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in Hong Kong amounted to $1,764,064 and $808,039 as of September 30 and March 31, 2014, respectively. Given the current economic environment and the financial condition of the banking industry. There is a risk that the deposits may not be readily available or covered by such insurance the Company has had no loss of cash in domestic or foreign banks in past years. As of September 30, 2014 and March 31, 2014, the Company had no cash equivalents.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
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

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of September 30, and March 31, 2014, the Company has no reserve for credit losses nor has it incurred any bad debts for the three and six months ended September 30, 2014 and 2013.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Deposits and Prepaid Expenses

The Company records goods and services paid for but not received until a future date as deposits and prepaid expenses. These primarily include deposits and prepayments for occupancy related expenses. Deposit or prepaid expenses which will be realized more than 12 months past the balance sheet date are classified as non-current assets in the accompanying unaudited condensed consolidated balance sheets.

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

Gain or loss on disposal of equipment is the difference between net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized as income or loss in the accompanying unaudited condensed consolidated statements of comprehensive income.

eBullion, Inc..
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Variable Interest Entity

A variable interest entity (“VIE”) is a legal entity, other than an individual, used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) the equity investors lack any one of the following three criteria:

•         The power to direct activities that most significantly impact the entity’s economic performance

•         The obligation to absorb the expected losses of the entity

•         The right to receive the expected residual returns.

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

Reporting Currency and Foreign Currency Translation

As of and for the six months ended September 30, 2014 and 2013, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates used:

	2014	2013

Period end USD/HK$ exchange rate	7.7632	7.7538
Average USD/HK$ exchange rate:
Six months ended September 30	7.7517	7.7584
Three months ended September 30	7.7507	7.7553

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at September 30 and March 31, 2014 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at September 30 and March 31, 2014 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company’s accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customers’ trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at September 30 and March 31, 2014 and for the three and six months ended September 30, 2014 and 2013.

Accumulated Other Comprehensive (Loss)

The Company’s accumulated other comprehensive loss as of September 30 and March 31, 2014 consists of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and we are subject to federal income tax examinations for the fiscal years ended March 31, 2014 and 2013. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2007. At September 30 and March 31, 2014, Man Loong had no uncertain tax positions.

We have not provided for U.S. income and foreign withholding taxes on approximately $295,000 of Man Loong’s undistributed earnings for the six months ended September 30, 2014, because such earnings have been retained and reinvested by Man Loong. The Company does not intend to require Man Long to pay dividends for the foreseeable future and so additional income taxes and applicable withholding taxes that would result from the repatriation of such earnings are not practicably determinable.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains or losses resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for Cumulative Translation Adjustments Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or an Investment in a Foreign Entity. ASU 2013-05 requires entities to release the entire balance of cumulative translation adjustment to the entity’s investment in a foreign entity when there is a; 1) sale of the subsidiary or group of net assets within the foreign entity; 2) loss of controlling financial interest in an investment in a foreign entity; or, 3) a step acquisition of a foreign entity such that the reporting entity changes from the equity method to consolidation of the foreign entity. ASU 2013-05 is effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements.\

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting. ASU-2013-07 requires the reporting entity to use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent. ASU 2013-07 is effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2013-11 state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update is not expected to have a material impact on the unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements, Continued

In March 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 requires a reporting entity to consolidate a collateralized financing entity if it is the primary beneficiary of that collateralized financing entity. A collateralized financing entity is a variable interest entity that holds financial assets and issues beneficial interests in those financial assets and financial liabilities of the consolidated collateralized financing entity at fair value. The fair value of a collateralized financing assets may differ from the fair value of its financial liabilities even though the financial liabilities have resource only to the financial assets. The amendments in ASU 2014-13 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the unaudited condensed consolidated financial statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of September 30 and March 31, 2014:

	Unaudited	Audited
	September 30, 2014	March 31, 2014
Current
Prepaid rent and occupancy expenses	$53,036	$58,368
	53,036	58,368
Noncurrent
Rent and occupancy deposits	223,214	219,913
Total deposits and prepaid expenses	$276,250	$278,281

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
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

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of September 30 and March 31, 2014:

	Unaudited	Audited
	September 30, 2014	March 31, 2014
Office equipment	$305,557	$305,557
Computer equipment	41,546	41,546
Furniture and fixtures	56,117	56,117
	403,220	403,220
Less: Accumulated depreciation	(137,807)	(97,378)
Equipment, net	$265,413	$305,842

Depreciation expense was $40,343 and $40,018 for the six months ended September 30, 2014 and 2013, respectively, and $20,174 and $20,162 for the three months ended September 30, 2014 and 2013, respectively and was recorded as depreciation expense in the accompanying unaudited condensed consolidated statements of comprehensive income.

6.	Customer Deposits

Customer deposits were $69,979 and $38,990 at September 30 and March 31, 2014, respectively, and were recorded as a current liability in the accompanying unaudited condensed consolidated balance sheets.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US Dollars)

7.	General and Administrative Expenses

General and administrative expenses consist of the following for the three and six months ended September 30, 2014 and 2013.

	Unaudited Six	Unaudited Six	Unaudited Three	Unaudited Three
	months	months	months	months
	2014	2013	2014	2013
Marketing expenses	$148,532	$540,531	$67,584	$300,091
Trading platform rent	93,909	73,603	47,562	41,326
Transportation	36,358	40,239	19,040	21,498
Internet	12,214	9,857	6,284	3,730
Travel and entertainment	7,799	21,088	4,058	4,465
Computers and software	21,612	24,746	7,279	5,143
Legal and professional	122,267	67,870	44,033	16,967
Licenses	1,551	3,893	821	392
Occupancy	295,508	298,272	147,961	146,591
Advertising	9,173	1,392	6,540	1,032
Other taxes	1,050	-	-	-
Other	63,621	77,785	30,112	33,348
Total general and administrative expense	$813,594	$1,159,276	$381,274	$574,583

8.	Income Taxes

Income before income taxes as shown in the accompanying unaudited condensed consolidated statements of comprehensive income is summarized below for the three and six months ended September 30, 2014 and 2013.

	Unaudited Six	Unaudited Six	Unaudited Three	Unaudited Three
	months	months	months	months
	2014	2013	2014	2013
United States	$(97,291)	$(56,645)	$(31,167)	$(15,441)
Hong Kong	352,019	446,270	233,706	25,354
Income before income taxes	$254,728	$389,625	$202,539	$9,913

Under Hong Kong Profits Tax Law the Company is subject to profits tax at a statutory rate of 16.5% on income reported in its statutory financial statements after appropriate tax adjustments.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US Dollars)

8.	Income Taxes, Continued

The provision (benefit) for income taxes consists of the following for the three and six months ended September 30, 2014 and 2013:

	Six months	Six months	Three months	Three months
	2014	2013	2014	2013
Current:
United States	$-	$-	$-	$-
Hong Kong	62,621	77,789	40,830	6,179
Total current provision	62,621	77,789	40,830	6,179

Deferred:
United States	-	-	-	-
Hong Kong	(5,187)	(4,805)	(2,594)	(2,319)
Total deferred benefit	(5,187)	(4,805)	(2,594)	(2,319)

Total income tax provision	$57,434	$72,984	$38,236	$3,860

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes is as follows:

	Six months	Six months	Three months	Three months
	2014	2013	2014	2013
Income tax provision (benefit) at the U.S. statutory tax rate	$86,608	$132,473	$68,863	$2,478
Valuation allowance on U.S. net operating loss carryforwards	33,079	19,529	10,597	3,860
Impact of foreign operations	(61,603)	(78,097)	(40,899)	(2,155)
Other	(650)	(921)	(325)	(323)
Income tax provision (benefit)	$57,434	$72,984	$38,236	$3,860

At September 30, 2014, we had U.S. net operating loss carryforwards of approximately $254,000 which expire in 2034. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $33,079 and $10,597 for the six and three months ended September 30, 2014.

As of September 30 and March 31, 2014, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $5,330 and $150, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as of September 30 and March 31, 2014.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying statements of comprehensive income. The Company has incurred no interest or penalties during the three and six months ended September 30, 2014 and 2013.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US Dollars)

9.	Earnings Per Share

Earnings per share (“EPS”) information for the three and six months ended September 30, 2014 and 2013 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three and six months ending September 30, 2014 and 2013, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore basic and diluted earnings per share for the respective years are the same.

	Six months	Six months	Three months	Three months
	2014	2013	2014	2013
Numerator
Net income attributable to common shareholders	$197,294	$316,641	$164,303	$6,053

Denominator
Weighted average shares of common stock (basic and diluted)	51,260,000	51,260,000	51,260,000	51,260,000

Basic and diluted earnings per share	$0.00	$0.01	$0.00	$0.00

10.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent as a component of general and administrative expenses. Included in trading platform rental fees in the accompanying statements of comprehensive income for the six months ended September 30, 2014 and 2013, are rental fees which were paid to True Technology of $23,224 and $23,201 respectively. Rental fees paid to True Technology for the three months ended September 30, 2014 and 2013 were $11,612 and $11,605 respectively.

Included in employee compensation and benefits in the accompanying statements of operations for the six months ending September 30, 2014 and 2013, are salaries and director compensation of $23,220 and $15,467 respectively, which were paid to two of the Company’s shareholders. Compensation and benefits paid to these shareholders for the three months ended September 30, 2014 and 2013 were $11,612 and $7,737, respectively.

At September 30, 2014 the Company has recorded a receivable from a shareholder and director of $22,671. The receivable bears no interest and is due for repayment in October 2014.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
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

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending September 30,

2015	595,772
2016	95,428
691,200

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2014 and 2013
(Expressed in US Dollars)

12.	Common Stock

On April 3, 2013, the Company issued 50,760,000 of its common stock as founder shares in exchange for 100% of Man Loong’s outstanding shares to complete the Merger.

Subsequent to the Merger, the Company issued 500,000 shares of common stock, with par value $0.0001 to various investors for total cash proceeds of $240,044.

As of September 30, 2014, the Company had a total of 51,260,000 shares issued and outstanding.

13.	Subsequent Events

Effective November 11, 2014, Lai Keung Chan resigned from the board of directors. There were no disagreements between Mr. Chan and the Company.

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms. During the year ended March 31, 2012, the number of contracted agents decreased by 2 during the year, which resulted in a decrease of 2,700 agent customers. During 2013, Man Loong added 2 new agents and its agents’ customer base increased by 700 as compared to 2012. As a result, for the year ended March 31, 2013, Man Loong’s revenues increased by $729,719 or 39% compared to the year ended March 31, 2012. While Man Loong’s agents did not replace all of the customers lost in 2012, with the increased trading due to increased volatility in gold and silver prices, Man Loong’s commission revenue increased. The number of agents and their customers increased slightly during the year ended March 31, 2014 which resulted in an increase in revenues of $138,722 or 4.9% as compared to the year ended March 31, 2013.  During the six months ended September 30, 2014, the number of agents and their customers remained constant, however the lack of volatility in gold and silver prices resulted in a decrease in revenue of $473,265 or 24% as compared to the six months ended September 30, 2013. During the three years ended March 31, 2013 the price of gold ranged from approximately $1,100 per ounce to a high of $1,875 per ounce and then declined to a trading range of approximately $1,600 per ounce. The price of silver ranged from approximately $18 per ounce of a high of $45 per ounce and then declined to a trading range of approximately $29 per ounce. During the year ended March 31, 2014 the price of gold rapidly declined from approximately $1,600 per ounce and has remained in a trading range of approximately 1,300 per ounce through the six months ended September 30, 2014. During the year ended March 31, 2014, the price of silver rapidly declined from approximately $28 per ounce and has remained in its current trading range of approximately $20 per ounce through the six months ended September 30, 2014.    The recent lack of volatility in gold prices could result in less trade revenue as it has in the past.

Results of Operations for the Quarters Ended September 30, 2014 and 2013

Man Loong’s revenue was $803,613 and $817,113 for the quarters ended September 30, 2014 and 2013, respectively, a decrease of $13,500 or 2%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the fiscal year ended March 31, 2014 and for the three months ended September 30, 2014, the number of agents and their customers have remained constant. We believe that the lack of volatility in gold prices during the three months ended September 30, 2014, resulted in the decrease in revenue from the prior quarter. This lack of volatility in gold prices could continue to result in less trade revenue as it has in the past.

Total expenses were $601,091 for the quarter ended September 30, 2014 as compared to $807,289 for the quarter ended September 30, 2013, a decrease of $206,198 or 26%.  Approximately 63% of our total expenses for the quarter ended September 30, 2014 were attributed to general and administrative expenses compared to 71% for the quarter ended September 30, 2013.  Man Loong’s largest general and administrative expense historically has been its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services.  Marketing expense was $67,584 or 11% of Man Loong’s total expenses for the quarter ended September 30, 2014 and $300,091 or 37% of Man Loong’s total expenses for the quarter ended September 30, 2013. The decrease in marketing expenses in the quarter ended September 30, 2014 as compared to the prior year was the result of Man Loong deceasing headcount and adopting other cost controls in its marketing area resulting from lower sales levels.  Man Loong’s other two large expenses were (i) its trading platform hosting and rent which was $47,562 or 8% of its total expenses for the quarter ended September 30, 2014 and $41,362 or 5% of its total expenses for the quarter ended September 30, 2013 and (ii) its occupancy costs for the rent and management fee paid for its offices which was $147,961 or 25% of Man Loong’s total expenses for the quarter ended September 30, 2014 and $146,591 or 18% of its total expenses for the quarter ended September 30, 2013. For the quarters ended September 30, 2014 and 2013, employee compensation and benefits was $199,643 and $212,544 or 33% and 26% of Man Loong’s total expenses for the quarters ended September 30, 2014 and 2013, respectively.

Man Loong’s net income was $164,303 for the quarter ended September 30, 2014, compared to net income of $6,053 for the quarter ended September 30, 2013 an increase of $158,250 or 2,614%.  The increase in net income was primarily the result of Man Loong’s decrease in marketing, occupancy and employee compensation expenses as a percentage of revenue, offset in part by a decrease in revenue for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013.

Results of Operations for the Six Months Ended September 30, 2014 and 2013

Man Loong’s revenue was $1,512,236 and $1,985,501 for the six months ended September 30, 2014 and 2013, respectively, a decrease of $473,265 or 24%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.  During fiscal year 2012, the number of contracted agents decreased by 2 during the year, which resulted in a decrease of 2,700 agent customers.  During the fiscal year ended March 31, 2014 and for the six months ended September 30, 2014, the number of agents and their customers have remained constant. We believe that the lack of volatility in gold prices during the six months ended September 30, 2014, resulted in the decrease in revenue from the prior quarter. This lack of volatility in gold prices could continue to result in less trade revenue as it has in the past.

Total expenses were $1,259,831 for the six months ended September 30, 2014 as compared to $1,596,072 for the six months ended September 30, 2013, a decrease of $336,241 or 21%.  Approximately 65% of our total expenses for the six months ended September 30, 2014 were attributed to general and administrative expenses compared to 73% for the six months ended September 30, 2013.  Man Loong’s largest general and administrative expense is its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services.  Marketing expense was $148,532 or 12% of Man Loong’s total expenses for the six months ended September 30, 2014 and $540,531 or 34% of Man Loong’s total expenses for the six months ended September 30, 2013.  The decrease in marketing expenses for the six months ended September 30, 2014 as compared to the prior year was the result of Man Loong deceasing headcount and adopting other cost controls in its marketing area resulting from lower sales levels.  Man Loong’s other two large expenses were (i) its trading platform hosting and rent which was $93,909 or 7% of its total expenses for the six months ended September 30, 2014 and $73,603 or 5% of its total expenses for the six months ended September 30, 2013 and (ii) its occupancy costs for the rent and management fee paid for its offices was $295,508 or 23% of Man Loong’s total expenses for the six months ended September 30, 2014 and $298,272 or 19% of its total expenses for the six months ended September 30, 2013. For the six months ended September 30, 2014 and 2013, employee compensation and benefits was $405,894 and $396,778 or 32% and 25% of Man Loong’s total expenses for the six months ended September 30, 2014 and 2013.

Man Loong’s net income was $197,294 for the six months ended September 30, 2014, compared to net income of $316,641 for the six months ended September 30, 2013, a decrease of $119,347 or 38%.  The decrease was primarily the result of Man Loong’s decreased revenue, while its trade platform and marketing expenses decreased as a percentage of revenue, offset in part by an increase in occupancy expense and trade platform rent and hosting expense as a percentage of revenue for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.

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

To date, eBullion has funded its operations from cash flows generated from operations. As of September 30, 2014 eBullion had cash totaling $2,005,106, total assets of $2,781,597, total liabilities of $212,650 and working capital of $2,074,990. Net cash provided by operations for the six months ended September 30, 2014 was $201,550 as compared to $631,802 for the six months ended September 30, 2013. The decrease in net cash provided by operations for the six months ended September 30, 2014 included a decrease in net income of $119,347, an increase in commissions receivable of $46,916, and increase in accounts receivable of $22,705, and increase in receivable from shareholder of $29,699, and an increase in deferred income taxes of $5,187, and a decrease in accounts payable and accrued expenses of $27,801, offset by a decrease in deposits and prepaid expenses of $1,815, an increase in income taxes payable of $62,621, and an increase in customer deposits of $31,065. Net cash provided by investing activities was $997,736 for the six months ended September 30, 2014 compared to net cash used in investing activities for the six months ended September 30, 2013 of $(1,047,793). The increase in net cash provided by investing activities for the six months ended September 30, 2014 was primarily due to the repayment of the loan receivable from eBullion Trade. Net cash provided by financing activities was $0 and $240,666 for the six months ended September 30, 2014 and 2013, respectively. The decrease in net cash provided by financing activities resulted primarily from the fact that we did not engage in any financing transactions during the six months ended September 30, 2014 as opposed to the six months ended September 30, 2013 for which financing activities included the proceeds of eBullion’s private placement of $240,044, offset in part by an increase in bank overdraft of $622.

From March 31, 2014 to September 30, 2014, commissions receivable increased by $46,916 or 137%, which resulted from slower payment experience in the last month of the six month period ended September 30, 2014. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of September 30, 2014, the Company has no reserve for credit losses nor has it incurred any bad debts for the six months ended September 30, 2014 and 2013.

No dividends were declared or paid in the six months ended September 30, 2013 and none are expected to be paid for the foreseeable future.

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

ITEM 4. CONTROLS AND PROCEDURES.

a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   During the year ended March 31, 2012, Man Loong’s loss of two agents resulted in a substantial decrease in its revenue.  During 2013, Man Loong added 2 new agents and its agents’ customer base increased by 700. As a result, for the year ended March 31, 2013, Man Loong’s revenues increased substantially compared to the year ended March 31, 2012. While Man Loong’s agents did not replace all of the customers lost in 2012, with the increased trading due to increased volatility in gold and silver prices, Man Loong’s commission revenue increased. The number of agents and their customers remained approximately constant during the year ended March 31, 2014 which resulted in a relatively small increase in revenues.  The number of agents and their customers remained constant for the six months ended September 30, 2014, however, revenues decreased by $473,265 or 24%, as compared to the six months ended September 30, 2013, primarily because of the lack of volatility in gold prices. Although Man Loong has spent significant financial resources on support services for agents and their customers, marketing expenses and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents. In particular, we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

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

Our common stock has been approved for trading on the OTCBB. and has begun to trade. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile following this offering. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a public trading market for our common stock will develop or be sustained. If we trade on OTC markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of September 30 and March 31, 2014, Man Loong had $2.0 million and $0.8 million in cash, respectively, and $2.8 million and $2.5 million, respectively, in total assets.  We were in compliance with these requirements as of September 30 and March 31, 2014.

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

PURCHASE OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

Effective November 11, 2014, Lai Keung Chan resigned from the board of directors. There were no disagreements between Mr. Chan and the Company.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBULLION, INC.

Date: November 13, 2014	By:	/s/ KEE YUEN CHOI
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: November 13, 2014	By:	/s/ CHUI CHUI LI
Chui Chui Li
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document†
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*	Filed herewith.

