Form 10-Q
period 2014-12-31
eBullion, Inc.
filed 2015-02-12
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 14, 2015 there were 51,260,000 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to attract and maintain our agents and their customers, our ability to protect and maintain our intellectual property and the ability of our licensors to obtain and maintain patent protection for the technology or products that we license from them, the outcome of research and development activities, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q.

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

eBullion, Inc.

Condensed Consolidated Balance Sheets

December 31 and March 31, 2014

(Expressed in US dollars)

	Unaudited	Audited
	December 31, 2014	March 31, 2014
ASSETS
Current Assets:
Cash	$2,294,199	$808,039
Commissions receivable	196,726	34,125
Deposits and prepaid expenses	53,075	58,368
Prepaid income taxes	41,378	96,305
Loan receivable from eBullion Trade	-	997,049
Total current assets	2,585,378	1,993,886

Noncurrent Assets:
Deposits and prepaid expenses	223,379	219,913
Equipment, net	245,337	305,842
Deferred income taxes	7,926	150
Total noncurrent assets	476,642	525,905

Total assets	$3,062,020	$2,519,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$24,324	$-
Accounts payable and accrued liabilities	61,463	66,658
Customer deposits	70,032	38,990
Income taxes	112,934	40,091
Total current liabilities	268,753	145,739

Total liabilities	268,753	145,739

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 51,260,000 shares issued and outstanding	5,126	5,126
Additional paid in capital (1)	1,544,596	1,544,596
Retained earnings	1,245,587	825,347
Accumulated other comprehensive loss	(2,042)	(1,017)
Total shareholders’ equity	2,793,267	2,374,052
Total liabilities and shareholders’ equity	$3,062,020	$2,519,791

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended December 31, 2014 and 2013

(Expressed in US dollars)

	Nine Months Ended		Three Months Ended
	2014	2013	2014	2013
REVENUES
Commission revenue	$2,243,653	$2,344,584	$799,615	$358,802
Rental income	102,154	-	34,040	-
Total revenue	$2,345,807	$2,344,584	$833,655	$358,802

EXPENSES
General and administrative	1,164,263	1,583,832	350,679	424,485
Employee compensation and benefits	598,161	592,967	192,270	196,189
Depreciation and amortization	60,504	60,186	20,161	20,167
Total expenses	1,822,928	2,236,985	563,110	640,841

INCOME(LOSS) BEFORE INTEREST AND INCOME TAXES	522,879	107,599	270,545	(282,039)

Interest income, net	2,580	319	150	123
INCOME (LOSS) BEFORE INCOME TAXES	525,459	107,918	270,695	(281,916)

INCOME TAX PROVISION (BENEFIT)
Current	112,999	39,065	50,372	(38,758)
Deferred	(7,780)	(7,125)	(2,592)	(2,320)
Total income tax provision (benefit)	105,219	31,940	47,780	(41,078)

NET INCOME (LOSS)	420,240	75,978	222,915	(240,838)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(1,025)	1,891	1,375	(428)
COMPREHENSIVE INCOME (LOSS)	$419,215	$77,869	$224,290	$(241,266)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted (1)	51,260,000	51,260,000	51,260,000	51,260,000

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share	$0.01	$0.00	$0.00	$(0.00)

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Condensed Consolidated Statements of Shareholders’ Equity
Year Ended March 31, 2014 and Nine Months Ended December 31, 2014

(Expressed in US dollars)

	Common Stock		Additional		Accumulated Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2013 – Audited (1)	50,760,000	$5,076	$1.304,602	$821,982	$(2,248)	$2,129,412

Proceeds from private placement	500,000	50	239,994	-	-	240,044

Recapitalization	-	-	-	(21,058)	-	(21,058)

Net income	-	-	-	24,423	-	24,423

Foreign currency translation adjustment	-	-	-	-	1,231	1,231

BALANCE, March 31, 2014 - Audited	51,260,000	$5,126	$1,544,596	$825,347	$(1,017)	$2,374,052

Net income	-	-	-	420,240	-	420,240

Foreign currency translation adjustment	-	-	-	-	(1,025)	(1,025)

BALANCE, September 30, 2014 - Unaudited	51,260,000	$5,126	$1,544,596	$1,245,587	$(2,042)	$2,793,267

(1)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2014 and 2013

(Expressed in US dollars)

	2014	2013
OPERATING ACTIVITIES:
Net income	$420,240	$75,978
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	60,504	60,186
Changes in operating assets and liabilities:
Commissions receivable	(162,697)	383,723
Deposits and prepaid expenses	1,815	84,083
Accounts payable and accrued liabilities	(5,841)	50,046
Customer deposits	31,060	(232,646)
Prepaid income taxes	54,954	-
Income taxes payable	72,887	39,065
Deferred income taxes	(7,780)	(7,125)
Net cash provided by operating activities	465,141	453,310

INVESTING ACTIVITIES:
Purchase of equipment	-	(50,924)
Loan receivable from eBullion Trade	997,572	(997,101)
Net cash provided by (used in) investing activities	997,572	(1,048,025)

FINANCING ACTIVITIES:
Bank overdraft	24,338	(55,327)
Net proceeds from private placement	-	240,044
Net cash provided by financing activities	24,338	184,717

NET INCREASE (DECREASE) IN CASH	1,487,052	(409,998)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(892)	1,411
Cash, beginning of period	808,039	1,415,630
Cash, end of period	$2,294,199	$1.007,043
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

Principles of Consolidation

The unaudited condensed consolidated financial statements as of December 31, 2014 and March 31, 2014, and for the three and nine months ended December 31, 2014 and 2013, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

Three and Nine Months Ended December 31, 2014 and 2013

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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three and nine months ended December 31, 2014 and 2013. The total amount charged to advertising expense was $9,172 and $1,524 for the nine months ended December 31, 2013 and 2012, respectively and $0 and $132 for the three months ended December 31, 2014 and 2013, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of three months or less. As of December 31, 2014 and March 31, 2014, the Company had no cash equivalents.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of December 31, 2014, and March 31, 2014, the Company has no reserve for credit losses nor has it incurred any bad debts for the three and nine months ended December 31, 2014 and 2013.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

Reporting Currency and Foreign Currency Translation

As of and for the three and nine months ended December 31, 2014 and 2013, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates used:

	2014	2013

Period end USD/HK$ exchange rate	7.7574	7.7544
Average USD/HK$ exchange rate:
Nine months ended December 31	7.7530	7.7566
Three months ended December 31	7.7555	7.7532

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at December 31, 2014 and March 31, 2014 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at December 31, 2014 and March 31, 2014 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company’s accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customers’ trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at December 31, 2014 and March 31, 2014 and for the three and nine months ended December 31, 2014 and 2013.

Accumulated Other Comprehensive (Loss)

The Company’s accumulated other comprehensive loss as of December 31, 2014 and March 31, 2014 consists of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

Rental Income

Rental income consists of rent charged by Man Loong to a third party for the sublease of a portion of Man Loong’s office facility. The sublease is a verbal, short-term lease arrangement and the agreed rental payments are $11,350 per month from April 1, 2014 until January 1, 2015, when the rent will be reduced to $4,514 per month. The sublease expires on March 31, 2015 at which time Man Loong will consider whether to renew the sublease arrangement. For the three and nine months ended December 31, 2014, Man Loong recognized $34,040 and $102,154, respectively of rental income in the accompanying condensed consolidated statement of comprehensive income (loss).

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and we are subject to federal income tax examinations for the fiscal years ended March 31, 2014 and 2013. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2007. At December 31, 2014 and March 31, 2014, Man Loong had no uncertain tax positions.

We have not provided for U.S. income and foreign withholding taxes on approximately $641,000 of Man Loong’s undistributed earnings for the nine months ended December, 31 2014, because such earnings have been retained and reinvested by Man Loong. The Company does not intend to require Man Long to pay dividends for the foreseeable future and so additional income taxes and applicable withholding taxes that would result from the repatriation of such earnings are not practicably determinable.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Standards

In March 2014, we adopted ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for Cumulative Translation Adjustments Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or an Investment in a Foreign Entity. ASU 2013-05 requires entities to release the entire balance of cumulative translation adjustment to the entity’s investment in a foreign entity when there is a; 1) sale of the subsidiary or group of net assets within the foreign entity; 2) loss of controlling financial interest in an investment in a foreign entity; or, 3) a step acquisition of a foreign entity such that the reporting entity changes from the equity method to consolidation of the foreign entity. ASU 2013-05 was effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material effect on the Company’s condensed consolidated financial statements.

In March 2014, we adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2013-11 state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires the Company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective beginning with the first quarter of the Company's 2018 fiscal year.  Early adoption is not permitted.  The adoption of ASU 2014-09 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recently Issued Accounting Pronouncements, Continued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of December 31, 2014 and March 31, 2014:

	Unaudited	Audited
	December 31, 2014	March 31, 2014
Current
Prepaid rent and occupancy expenses	$53,075	$58,368
	53,075	58,368
Noncurrent
Rent and occupancy deposits	223,379	219,913
Total deposits and prepaid expenses	$276,454	$278,281

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of December 31, 2014 and March 31, 2014:

	Unaudited	Audited
	December 31, 2014	March 31, 2014
Office equipment	$305,557	$305,557
Computer equipment	41,546	41,546
Furniture and fixtures	56,117	56,117
	403,220	403,220
Less: Accumulated depreciation	(157,883)	(97,378)
Equipment, net	$245,337	$305,842

Depreciation expense was $60,504 and $60,186 for the nine months ended December 31, 2014 and 2013, respectively, and $20,161 and $20,167 for the three months ended December 31, 2014 and 2013, respectively and was recorded as depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

6.	Customer Deposits

Customer deposits were $70,032 and $38,990 at December 31, 2014 and March 31, 2014, respectively, and were recorded as a current liability in the accompanying condensed consolidated balance sheets.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

(Expressed in US Dollars)

7.	General and Administrative Expenses

General and administrative expenses consist of the following for the three and nine months ended December 31, 2014 and 2013.

	Unaudited	Unaudited	Unaudited	Unaudited
	Nine months	Nine months	Three months	Three months
	2014	2013	2014	2013
Marketing expenses	$208,024	$657,291	$59,497	$116,692
Trading platform rent	142,447	108,874	48,537	35,270
Transportation	50,311	81,388	13,955	41,158
Internet	18,600	13,272	6,386	3,414
Travel and entertainment	12,237	28,014	4,438	6,924
Computers and software	29,032	32,363	7,421	7,615
Legal and professional	156,053	104,744	33,787	36,872
Licenses	2,298	4,570	748	677
Occupancy	443,471	445,266	147,964	146,993
Advertising	9,172	15,24	-	132
Other taxes	1,050	-	-	-
Other	91,568	106,527	27,946	28,738
Total general and administrative expense	$1,164,263	$1,583,833	$350,679	$424,485

8.	Income Taxes

Income (loss) before income taxes as shown in the accompanying unaudited condensed consolidated statements of comprehensive income is summarized below for the three and nine months ended December 31, 2014 and 2013.

	Unaudited	Unaudited	Unaudited	Unaudited
	Nine months	Nine months	Three months	Three months
	2014	2013	2014	2013
United States	$(118,161)	$(97,291)	$(20,869)	$(34,922)
Hong Kong	643,620	199,485	291,564	(246,994
Income (loss) before income taxes	$525,459	$107,918	$270,695	$(281,916)

Under Hong Kong Profits Tax Law the Company is subject to profits tax at a statutory rate of 16.5% on income reported in its statutory financial statements after appropriate tax adjustments.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

(Expressed in US Dollars)

8.	Income Taxes, Continued

The income tax provision (benefit) consists of the following for the three and nine months ended December 31, 2014 and 2013:

	Nine months	Nine months	Three months	Three months
	2014	2013	2014	2013
Current:
United States	$-	$-	$-	$-
Hong Kong	112,999	39,065	50,372	(38,758)
Total current provision	112,999	39,065	50,372	(38,758)

Deferred:
United States	-	-	-	-
Hong Kong	(7,780)	(7,125)	(2,592)	(2,320)
Total deferred benefit	(7,780)	(7,125)	(2,592)	(2,320)

Total income tax provision	$105,219	$31,940	$47,780	$(41,078)

The reconciliation of the income tax provision (benefit) to the amount computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes is as follows:

	Nine months	Nine months	Three months	Three months
	2014	2013	2014	2013
Income tax provision (benefit) at the U.S. statutory tax rate	$178,656	$36,692	$92,036	$(95,851)
Valuation allowance on U.S. net operating loss carryforwards	40,175	31,132	7,095	8,730
Impact of foreign operations	(112,633)	(34,910)	(51,023)	43,224
Other	(979)	(974)	(328)	2,819
Income tax provision (benefit)	$105,219	$31,940	$47,780	$(41,078)

At December 31, 2014, we had U.S. net operating loss carryforwards of approximately $275,000 which expire in 2034. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $7,095 and $40,175 for the three and nine months ended December 31, 2014.

As of December 31, 2014 and March 31, 2014, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $7,926 and $150, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as of December 31, 2014 and March 31, 2014.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying statements of comprehensive income. The Company has incurred no interest or penalties during the three and nine months ended December 31, 2014 and 2013.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

(Expressed in US Dollars)

9.	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) information for the three and nine months ended December 31, 2014 and 2013 was determined by dividing net income (loss) for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three and nine months ending December 31, 2014 and 2013, the Company did not have any securities that may potentially dilute the basic earnings (loss) per share. Therefore basic and diluted earnings (loss) per share for the respective periods are the same.

	Nine months	Nine months	Three months	Three months
	2014	2013	2014	2013
Numerator
Net income (loss) attributable to common shareholders	$420,240	$75,978	$222,915	$(240,838)

Denominator
Weighted average shares of common stock (basic and diluted)	51,260,000	51,260,000	51,260,000	51,260,000

Basic and diluted earnings (loss) per share	$0.01	$0.00	$0.00	$(0.00)

10.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent as a component of general and administrative expenses. Included in trading platform rental fees in the accompanying statements of comprehensive income (loss) for the nine months ended December 31, 2014 and 2013, are rental fees which were paid to True Technology of $34,825 and $34,809 respectively. Rental fees paid to True Technology for the three months ended December 31, 2014 and 2013 were $11,604 and $11,608 respectively.

Included in employee compensation and benefits in the accompanying statements of operations for the nine months ending December 31, 2014 and 2013, are salaries and director compensation of $34,825 and $23,206 respectively, which were paid to two of the Company’s shareholders. Compensation and benefits paid to these shareholders for the three months ended December 31, 2014 and 2013 were $11,605 and $7,739, respectively.

At September 30, 2014 the Company had recorded a receivable from a shareholder and director of $22,671. The receivable bore no interest and was repaid in full in October 2014.

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending December 31,

2015	536,456
2016	95,428
$631,884

eBullion, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014 and 2013

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

As of December 31, 2014, the Company had a total of 51,260,000 shares issued and outstanding.

13.	Subsequent Events

In February 2015, the Company’s board of directors and shareholders owning a majority of the Company’s outstanding common stock voted to amend its Certificate of Incorporation to (i) increase the number of authorized shares from 500,000,000 to 1,000,000,000 and (ii) to effectuate a 10 for 1 forward stock split, whereby each share of outstanding common stock prior to the forward stock split will automatically be converted on the effective date into 10 shares of common stock. The par value of the Company’s shares of common stock will remain unchanged by the forward split at $.0001. Following the forward stock split, the Company will have 512,600,000 shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the audited condensed consolidated financial statements and notes thereto included in our Prospectus filed with the SEC pursuant to Rule 424 (b) of the Securities Act of 1933 (the “Securities Act”) on June 23, 2014 (the “Prospectus”).

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

In February 2015, our board of directors and shareholders owning a majority of our outstanding common stock voted to amend our Certificate of Incorporation to (i) increase the number of our authorized shares from 500,000,000 to 1,000,000,000 and (ii) to effectuate a 10 for 1 forward stock split, whereby each share of outstanding common stock prior to the forward split will automatically be converted on the effective date into 10 shares of common stock. The par value of our shares of common stock will remain unchanged by the forward split at $.0001. Following the forward stock split, we will have 512,600,000 shares issued and outstanding. The amendment to the Certificate of Incorporation is not expected to be effective until March 9, 2015, at least twenty (20) days after the mailing to our stockholders of our Information Statement on Schedule 14C.

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms. During the year ended March 31, 2012, the number of contracted agents decreased by 2 during the year, which resulted in a decrease of 2,700 agent customers. During 2013, Man Loong added 2 new agents and its agents’ customer base increased by 700 as compared to 2012. As a result, for the year ended March 31, 2013, Man Loong’s revenues increased by $729,719 or 39% compared to the year ended March 31, 2012. While Man Loong’s agents did not replace all of the customers lost in 2012, together with increased trading due to increased volatility in gold and silver prices, Man Loong’s commission revenue increased. The increase in agents and their customers during 2013 resulted in an increase in revenues of $1,486,150 or 173% for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.  The number of agents and their customers remained constant during the nine months ended December 31, 2014, while revenues decreased by $100,931 or .4%, as compared to the nine months ended December 31, 2013. Revenues decreased primarily because of the continued lack of volatility in gold prices. During the three years ended March 31, 2013 the price of gold ranged from approximately $1,100 per ounce to a high of $1,875 per ounce and declined to a trading range of approximately $1,600 per ounce. During the nine months ended December 2013, the price of gold rapidly declined from $1,600 per ounce to approximately $1,300 per ounce and remained in a trading range of approximately $1,300 per ounce for the majority of the period. During the nine months ended December 31, 2014 the price of gold held in a trading range of approximately $1,300 per ounce until the third quarter when it declined to a low of $1,170 per ounce. The increase in volatility in the third quarter ended December 31, 2014 resulted in increased revenues for the quarter, however the relative lack of volatility for the first six months of the quarter ended December 31, 2014 offset the increase in revenue during the last three months of such nine month period resulting in a decrease in revenue compared to the nine months ended December 31, 2013 During the nine months ended December 31, 2013, the price of silver ranged from approximately $20 per ounce to a low of $19 per ounce and remained in a trading range of approximately $29 per ounce to $19 per ounce. During the nine months ended December 31, 2014 the price of silver ranged from approximately $20 per ounce to a low of approximately $16 per ounce and for the bulk of the period traded in a $17 per ounce range. A decrease in the number of agents and their customers or the lack of volatility in gold prices in the future could result in declines in trade revenue compared to past results.

Results of Operations for the Quarters Ended December 31, 2014 and 2013

Man Loong’s commission revenue was $799,615 and $358,802 for the quarters ended December 31, 2014 and 2013, respectively, an increase of $440,813 or 123%. All of Man Loong's commission revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the quarter ended March 31, 2014, the number of agents and their customer base remained relatively constant compared to the quarter ended December 31, 2013. We believe that the relative increase in volatility in gold prices during the quarter ended December 31, 2014 resulted in the increase in revenue compared to the quarter ended December 31, 2013. A decrease in the number of agents and their customers or the lack of volatility in gold prices could result in declines in trade revenue as it has in the past.

Included in total revenues is rental income which consists of rent charged by Man Loong to a third party for the sublease of a portion of Man Loong’s office facility. The sublease is a verbal short term lease arrangement and the agreed rental payments are $11,350 per month from April 1, 2014 until January 1, 2015, when the rent will be reduced to $4,514 per month. The sublease expires on March 31, 2015 at which time Man Loong will consider whether to renew the sublease arrangement. For the three months ended December 31, 2014 and 2013, Man Loong’s rental income was $34,040 and $0, respectively.

Total expenses were $563,110 for the quarter ended December 31, 2014 as compared to $640,841 for the quarter ended December 31, 2013, a decrease of $77,731 or 12%.  Approximately 62% of our total expenses for the quarter ended December 31, 2014 were attributed to general and administrative expenses compared to 66% for the quarter ended December 31, 2013.  One of Man Loong’s largest general and administrative expense historically has been its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services.  Marketing expense was $59,497 or 11% of Man Loong’s total expenses for the quarter ended December 31, 2014 and $116,692 or 18% of Man Loong’s total expenses for the quarter ended December 31, 2013. The decrease in marketing expenses in the quarter ended December 31, 2014 as compared to the prior year was the result of Man Loong deceasing headcount and adopting other cost controls in its marketing area. Man Loong’s other three large expenses were  (i) its occupancy costs for the rent and management fee paid for its offices was $147,964 or 26% of Man Loong’s total expenses for the three months ended December 31, 2014 and $146,993 or 23% of its total expenses for the three months ended December 31, 2013; (ii) its legal and professional fees which were $33,787 or 6% of its total expenses for the three months ended December 31, 2014 compared to $36,872 or 6% of its total expenses for the three months ended December 31, 2013, and (iii) its trading platform hosting and rent which was $48,537 or 9% of its total expenses for the three months ended December 31, 2014 and $35,270 or 5% of its total expenses for the three months ended December 31, 2013. For the quarters ended December 31, 2014 and 2013, employee compensation and benefits was $192,270 and $196,189 a decrease of 3,919 or 2%. Employee compensation and benefits expense was 34% and 31% of Man Loong’s total expenses for the quarters ended December 31, 2014 and 2013.

Man Loong’s net income was $222,915 for the quarter ended December 31, 2014, compared to net loss of $(240,838) for the quarter ended December 31, 2013, an increase of $463,752 or 193%. The increase in net income was primarily the result of Man Loong’s increase in commission and rental revenue while its general and administrative and its employee compensation and benefits expenses decreased as a percentage of commission revenue for the quarter ended December 31, 2014 as compared to the quarter ended December 31, 2013.

Results of Operations for the Nine Months Ended December 31, 2014 and 2013

Man Loong’s commission revenue was $2,243,653 and $2,344,807 for the nine months ended December 31, 2014 and 2013, respectively, a decrease of $100,931 or 4%. All of Man Loong's commission revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.  During the nine months ended December 31, 2014, the number of agents and their customers have remained approximately constant as compared to the prior quarter. We believe that the continued lack of volatility in gold prices during the first six months of the nine month period ended December 31, 2014, resulted in revenue which was substantially unchanged from the prior nine month period. A decrease in the number of agents and their customers or the lack of volatility in gold prices could result in declines in trade revenue as it has in the past

Included in total revenues is rental income which consists of rent charged by Man Loong to a third party for the sublease of a portion of Man Loong’s office facility. The sublease is a verbal short term lease arrangement and the agreed rental payments are $11,350 per month from April 1, 2014 until January 1, 2015, when the rent will be reduced to $4,514 per month. The sublease expires on March 31, 2015 at which time Man Loong will consider whether to renew the sublease arrangement. For the nine months ended December 31, 2014 and 2013, Man Loong’s rental income was $102,154 and $0, respectively.

Total expenses were $1,822,928 for the nine months ended December 31, 2014 as compared to $2,236,985 for the nine months ended December 31, 2013, a decrease of $414,057 or 18%.  Approximately 64% of our total expenses for the nine months ended December 31, 2014 were attributed to general and administrative expenses compared to 71% for the nine months ended December 31, 2013.   One of Man Loong’s largest general and administrative expense historically has been its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services.  Marketing expense was $208,014 or 11% of Man Loong’s total expenses for the nine months ended December 31, 2014 and $657,291 or 29% of Man Loong’s total expenses for the nine months ended December 31, 2013.  The decrease in marketing expenses for the nine months ended December 31, 2014 as compared to the prior year was the result of Man Loong deceasing headcount and adopting other cost controls in its marketing area.  Man Loong’s three other large expenses were (i) its occupancy costs for the rent and management fees paid for its offices which was $443,471 or 24% of Man Loong’s total expenses for the nine months ended December 31, 2014 and $445,266 or 20% of its total expenses for the nine months ended December 31, 2013; (ii) its legal and professional fees which were $156,053 or 9% of its total expenses for the nine months ended December 31, 2014 compared to $104,744 or 5% of its total expenses for the nine months ended December 31, 2013, and (iii) its trading platform hosting and rent which was $142,447 or 8% of its total expenses for the nine months ended December 31, 2014 and $108,874 or 5% of its total expenses for the nine months ended December 31, 2013. For the nine months ended December 31, 2014 and 2013, employee compensation and benefits was $598,161 and $592,967 an increase of 5,194 or .9%. Employee compensation and benefits expense was 33% and 26% of Man Loong’s total expenses for the nine months ended December 31, 2014 and 2013.

Man Loong’s net income was $420,240 for the nine months ended December 31 2014, compared to net income of $75,978 for the nine months ended December 31, 2013, an increase of $344,262 or 453%.  The increase was primarily the result of Man Loong’s increase in rental income, and a decrease in general and administrative expense as a percentage of commission revenue, offset in part by an increase in employee compensation and benefits expense as a percentage of commission revenue for the nine months ended December 31, 2014 and a decrease in commission revenue as compared to the nine months ended December 31, 2013.

LIQUIDITY

During the quarter ended December 31, 2013, eBullion completed its first private placement by selling 500,000 common shares for net proceeds of $240,044.  Substantially all of Man Loong’s growth has been funded from cash flows from operations.  Cash flows generated by Man Loong supplemented by new equity investment in eBullion have been be used to 1) attract new agents and their customers by improving the capabilities of our electronic trading platforms as well as expand capabilities to allow trading on customers’ smart phones, 2) expand our business by opening investment centers in China’s largest cities and markets for gold and silver price contract trading, and 3) expand our operations into emerging markets throughout Asia.

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

To date, eBullion has funded its operations from the sale of its common stock and from cash flows generated from operations. As of December 31, 2014 eBullion had cash totaling $2,294,198 total assets of $3,062,020, total liabilities of $268,753 and working capital of $2,316,625. Net cash provided by operations for the nine months ended December 31, 2014 was $465,141 as compared to net cash provided by operations of $453,310 for the nine months ended December 31, 2013. The increase in net cash provided by operations for the nine months ended December 31, 2014 included an increase in net income of $344,262, a decrease in deposits and prepaid expenses of $1,815, a decrease in prepaid income taxes of 54,954, an increase in customer deposits of $31,060, and an increase in income taxes payable of $72,887, offset by an increase in customer deposits of $162,697, an decrease in accounts payable and accrued liabilities of $5,841, and an increase in deferred income taxes of $7,780. Net cash provided by investing activities was $997,572 for the nine months ended December 31, 2014 compared to net cash used in investing activities for the nine months ended December 31, 2013 of $(1,048,025). The increase in net cash provided by investing activities for the nine months ended December 31, 2014 was primarily due to the repayment of the loan receivable from eBullion Trade. Net cash provided by financing activities was $24,338 and $184,717 for the nine months ended December 31, 2014 and 2013, respectively. The decrease in net cash provided by financing activities resulted primarily from the fact that we did not engage in any financing transactions during the quarter ended December 31, 2014 as opposed to the quarter ended December 31, 2013 for which financing activities included the proceeds of eBullion’s private placement of $240,044, offset in part by an increase in bank overdraft of $24,338.

During the nine months ended December 31, 2014, commissions receivable increased to $196,726 which resulted from slower payment experience in the last month of the period. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of December 31, 2014, the Company has no reserve for credit losses nor has it incurred any bad debts for the period ended December 31, 2014 and 2013.

No dividends were declared or paid in the period ended December 31, 2014 and none are expected to be paid for the foreseeable future.

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

ITEM 4. CONTROLS AND PROCEDURES.

a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   During the year ended March 31, 2012, Man Loong’s loss of two agents resulted in a substantial decrease in its revenue.  During 2013, Man Loong added 2 new agents and its agents’ customer base increased by 700. As a result, for the year ended March 31, 2013, Man Loong’s revenues increased substantially compared to the year ended March 31, 2012. While Man Loong’s agents did not replace all of the customers lost in 2012, together with increased trading due to increased volatility in gold and silver prices, Man Loong’s commission revenue increased for the year ended December 31, 2013. The increase in agents and their customers during 2013 resulted in an increase in revenues of $1,486,150 or 173% for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.  The number of agents and their customers remained constant during the nine months ended December 31, 2014, while revenues decreased by only $100,931 or 4%, as compared to the nine months ended December 31, 2013. Revenues decreased primarily because of the continued lack of volatility in gold prices. During the three years ended March 31, 2013 the price of gold ranged from approximately $1,100 per ounce to a high of $1,875 per ounce and declined to a trading range of approximately $1,600 per ounce. During the nine months ended December 2013, the price of gold rapidly declined from $1,600 per ounce to approximately $1,300 per ounce and then remained in a trading range of approximately $1,300 per ounce for the remainder of the period. During the nine months ended December 31, 2014 the price of gold held in a trading range of approximately $1,300 per ounce until the third quarter when it declined to a low of $1,170 per ounce. The increase in volatility in the third quarter ended December 31, 2014 increased revenues for the quarter, however the relative lack of volatility for the first six months of the nine month period ended December 31, 2014 resulted in a decrease in revenue from the nine months ended December 31, 2013. Although Man Loong has spent significant financial resources on support services for agents and their customers, marketing expenses and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents. In particular, we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments. A decrease in the number of agents and their customers or the continued lack of volatility in gold prices could result in declines in trade revenue compared to past results.

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

The Company will has a significant number of restricted shares that will become eligible for sale shortly. We currently have 51,260,000 shares of our common stock outstanding. Of such amount, the shares registered in our registration statement became eligible for sale immediately upon the effectiveness of that registration statement. All of the remaining shares became eligible for resale under Rule 144 within ninety days of us being a reporting company under Section 13 or 15 of the Securities Exchange Act of 1934 (the “Exchange Act”), subject to certain restrictions. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

In February 2015, our board of directors and shareholders owning a majority of our outstanding common stock voted to amend our Certificate of Incorporation to (i) increase the number of our authorized shares from 500,000,000 to 1,000,000,000 and (ii) to effectuate a 10 for 1 forward stock split, whereby each share of outstanding common stock prior to the stock split will automatically be converted on the effective date into 10 shares of common stock. The par value of our shares of common stock will remain unchanged by the forward split at $.0001. Following the forward stock split, we will have 512,600,000 shares issued and outstanding and 487,400,000 shares available for issuance, which if issued, would cause current stockholders to experience substantial dilution.

The approval of a forward stock split and increase in our authorized number of shares of common stock may not result in increased liquidity in the trading of our stock and could have certain anti-takeover effects.

There is no guarantee that the liquidity in the trading of our common stock after we effectuate the forward stock split will increase. In addition, any additional issuance of common stock could, under certain circumstances, have the effect of delaying or preventing a change in control by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control.  The issuance of the additional authorized shares recently approved by our board of directors and shareholders could render more difficult or discourage an attempt to obtain control of eBullion by means of a tender offer, proxy contest, merger or otherwise.  The ability of the board of the directors to issue such additional shares of common stock could discourage an attempt by a party to acquire control of eBullion by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause.

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

Currently, there is a limited trading market for our common stock, which is traded on the OTCBB.. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. Our trading volume is limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTCBB stocks and certain major brokerage firms restrict their brokers from recommending OTCBB stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of December and March 31, 2014, Man Loong had $2.3 million and $.81 million in cash, respectively, and $3.1 million and $2.5 million, respectively, in total assets.  We were in compliance with these requirements as of December 31, 2014 and March 31, 2014.

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

EBULLION, INC.

Date: February 12, 2015	By:	/s/ KEE YUEN CHOI
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: February 12, 2015	By:	/s/ CHUI CHUI LI
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

