Form 10-K
period 2015-03-31
eBullion, Inc.
filed 2015-06-26
CIK 1573766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  000-54748

EBULLION, INC.

 (Exact name of registrant as specified in its charter)

Delaware	46-2323674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

eBullion, Inc.

80 Broad Street, 5th Floor

New York, New York 10004

 (Address of principal executive offices) (Zip Code)

(212) 837-7858

 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
(Title of Class)
None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of October 9, 2014, was approximately $6,977,684 based on $0.07, the price at which the registrant’s common stock was last sold on that date, as adjusted for its stock split. The registrant has provided this information as of October 9, 2015 because that was the first day that its common stock was publicly traded and its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of March 31, 2015, the issuer had 512,600,000 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

PART I

Forward-Looking Statements

Many of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.”  We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “eBullion,” refer to eBullion, Inc. and its subsidiaries.

Item 1.	Business

Overview

Since April 3, 2013, through our subsidiary Man Loong Bullion Company Limited, a Hong Kong limited liability company (“Man Loong”), we have been an electronic trading member of the Chinese Gold and Silver Exchange Society (“CGSE”), a self-regulatory organization registered in Hong Kong which acts as an exchange for the trading of gold and silver. Man Loong holds a Type AA License with the CGSE, which it uses to provide an electronic trading platform which customers of its agents can use to place trades in a CGSE price contract for Kilo Gold and Loco London Gold and Silver via the electronic trading platform or a telephonic transaction system. The agents’ customers can access their account to check their gain/loss on their trading position 24 hours a day 7 days a week through Man Loong’s electronic trading platform. Man Loong contracts with independent agents, each with their own customers that seek to place trades for gold and silver price contracts with the CGSE using Man Loong’s electronic trading platform, which is linked to the CGSE’s electronic trading platform by reason of Man Loong’s membership in the CGSE. All transactions and technologies used to execute trades are consummated and located at Man Loong’s principal offices in Hong Kong. The various independent sales agents who use Man Loong’s services, together with the agents’ customer base, are located in Hong Kong and in the People’s Republic of China. Neither we, nor Man Loong, conducts business in the United States or has agents, or any agreements with agents, or facilitate trades with any customers of agents that reside in the United States.

The electronic trading platform, which is located in Hong Kong, is licensed by Man Loong from True Technology Company Limited (“True Technology”), a company organized under the laws of Hong Kong, and owned by Mr. Kee Yuen Choi, our Chief Executive Officer and 49.5% stockholder and Mr. Hak Yim Wong, one of our directors and stockholders.  The electronic trading platform provides the various independent sales agents and their customers with CGSE price quotations on gold and silver price contracts, on a Loco London basis, as well as information updates on the gold and silver market, based on an evaluation of third-party market pricing sources such as Reuters or Bloomberg. The electronic trading platform also provides an agent’s customers with up-to-date market data, trade reports and gain/ loss reports to assist them in evaluating their portfolio and effecting trades.  In addition, the electronic trading platform communicates and confirms all of the trades that are placed by Man Loong agents and their customers with the CGSE and provides the agents and their customers with confirmation codes which confirm execution of the trades.

Man Loong’s membership in the CGSE allows it to provide its electronic trading platform to facilitate trades on behalf of the agents’ customers and/or the agents themselves, who can purchase trading positions in gold and/or silver on the CGSE, without Man Loong being required to become a counterparty to the trade or having to purchase or sell, as principal, any of the gold or silver subject to the price contract being traded. Man Loong merely operates an electronic trading platform which it licenses from True Technology that allows agents’ customers to directly place trades and become the actual counterparty to the trade for a price contract, which is a product created by the CGSE for electronic trading that does not involve the physical transfer or delivery of any actual gold or silver.

The process for effectuating trades on Man Loong’s platform are as follows: (i) orders are placed by the agents’ customers on the trading platform; (ii) the platform, which has a direct connection with the GCSE, communicates the order to the CGSE; (iii) the GCSE matches the trade with a counterparty in the market, which counterparty is unknown to Man Loong, its agents’ and their customers; (iv) the CGSE then confirms the trade and returns an official confirmation number to the customer through Man Loong’s trading platform. The customer can use the confirmation code to verify on the CGSE website the completion of its trade. The trading position represented by the gold or silver price contract remains open until the customer places a trade order using the same procedures set forth in the preceding sentence, to close the open position.  Man Loong, through its platform helps facilitate the trade as an official member of the CGSE and earns a commission for its services. Moreover, the gold or silver price contracts do not involve the physical transfer or delivery of any actual gold or silver as there is no physical asset securing the price contract.

Man Loong enters into an agency agreement with each agent for which it processes trades pursuant to which the agent agrees to pay a commission to Man Loong for each trade that Man Loong processes and the agent acknowledges that Man Loong has no responsibility for any trading losses suffered by it or its customers for the trades executed on their behalf. Man Loong does not accept customers directly without an agent representative and does not enter into agreements directly with customers for the placement of trades. Although the agent remains directly responsible to Man Loong for any trading losses, to help ensure that the respective agent’s customers understand: (i) their assumption of trading risk; (ii) their obligations to their respective agents and (iii) that Man Loong does not have any responsibility for any of their trading losses, Man Loong requires that each agent representative’s client for whom Man Loong is requested to process a trade to complete and sign a form acknowledging these risks and obligations prior to commencing trading activity. Any customer that seeks to open a trading account directly with Man Loong is assigned to an agent and is required to execute an agreement with an agent prior to placing a trade. Man Loong receives a commission from the agents ranging from $20 to $40 per trade processed by it regardless of the purchase price paid or received for the gold or silver contract and the agent assumes the sole responsibility to Man Loong and the CGSE for payment of the purchase price of the gold or silver contract traded by it or its customers and for any loss recognized on those trades.

The agents often use Man Loong’s offices and conference rooms as a physical place to meet with existing and potential customers, and Man Loong provides a dedicated investment center where agents and their customers can access the electronic trading platform to place and process price contract orders for gold, and silver and obtain up-to-date market data, trade reports and gain/ loss reports to assist them in evaluating their portfolio and effecting trades.

All of Man Loong’s revenue is derived from the commissions it receives on each trade for which it processes through the electronic trading platform it licenses from True Technology. For our fiscal years ended March 31, 2015 and 2014, Man Loong’s revenue was approximately $3.1 million and $3.0 million, respectively, and its net income was $0.5 million and $0.02 million, respectively.

Our principal offices are located at 80 Broad Street, New York, New York 10004, (212) 837-7858.  Man Loong currently has one office in Hong Kong.  Man Loong’s principal executive offices are located at 8/F, Tower 5, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong. The telephone number at Man Loong’s principal executive office is +852-2155-3999. All of Man Loong’s transactions and the technologies, including the servers that carry out these transactions, are all processed and located in Hong Kong.

Our Corporate History and Background

We were incorporated under the laws of the State of Delaware on January 28, 2013. We were initially formed to develop software for use in on-line trading of gold and silver contracts. Since the acquisition of Man Loong, our business development focus has been, and we expect will continue to be, solely on increasing Man Loong’s market share for the on-line trading of gold and silver contracts within the Hong Kong market while developing a business model for the on-line trading of gold and silver contracts by Man Loong in the People’s Republic of China.

Acquisition of Man Loong

On April 3, 2013, we entered into a Contribution Agreement with the shareholders of Man Loong, whereby we acquired 100% of the issued and outstanding capital stock of Man Loong from its stockholders, in exchange for 507,600,000 newly issued shares of our common stock, par value $0.0001. After the transaction, Man Loong became our wholly owned subsidiary.

In March 2015, we increased the number of our authorized shares from 500,000,000 to 1,000,000,000. The par value of our shares remained unchanged at $.0001. We also effected a 10 for 1 stock split, whereby we exchanged 10 of our shares for every 1 share issued at outstanding before the split. Following the share split, we have 512,600,000 shares issued and outstanding. All share and per share amounts for the prior year have been retroactively restated to give effect of the 10 for 1 share split.

As a result of the acquisition, we have assumed the business and operations of Man Loong.  Man Loong, which was incorporated in 1974 in Hong Kong and was re-registered in 2007 under Hong Kong law as a limited liability company, was organized to facilitate the trading of precious metals contracts. Man Loong initially provided an electronic trading platform that offered one-stop electronic trading in Hong Kong, and in 2010, expanded its services to include the trading for its agent’s customers and not as principal, of gold and silver contracts in mainland China. Man Loong currently has one office in Hong Kong and 10 independent agents in mainland China located in Shanghai, Guangdong and Fujian provinces.

The acquisition of Man Loong was treated for accounting purposes as a reverse merger with eBullion acquiring 100% of the outstanding common stock of Man Loong in exchange for 507,600,000 newly issued shares of our common stock, par value $.0001. Unless the context suggests otherwise, when we refer in this prospectus to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Man Loong. For accounting purposes, the reverse merger of eBullion, Inc. with Man Loong has been treated as a recapitalization with no adjustment to the historical book and tax basis of either companies’ assets or liabilities.

Our Corporate Structure Our primary business operations are conducted through our Hong Kong operating subsidiary, Man Loong. For ease of reference, below is a chart that presents our current corporate structure.

Our principal executive offices are located at 80 Broad Street, New York, New York 10004 and Man Loong’s principal offices are located at 8/F, Tower 5, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong. The telephone number at our principal executive offices is (212) 837-7858 and Man Loong’s principal executive office is +852-2155-3999. All of our transactions and the technologies, including the servers that carry out these transactions, are all executed and located in Hong Kong.

Item1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the risks related to our business set forth in this Form 10-K and the other information included and incorporated by reference in this Form 10-K, you should carefully consider the risks described below before purchasing our common stock. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Man Loong also relies on True Technology’s computer systems or third-party service and software providers, including trading platforms, back-office systems, internet service providers and communications facilities. Deterioration in the performance or quality of work from third party service providers, could adversely affect Man Loong’s business. If Man Loong’s arrangement with any third party is terminated, it may not be able to find an alternative systems or a services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

To mitigate the risk of trading disruptions, Man Loong has a mirror server setup in a secured server room in its headquarters office in Hong Kong.   The mirror server has the same trading software installed as the production server.  If there are any network problems with the production server, the network connection will be switched to the mirror server to minimize, if not avoid entirely any downtime of the trading systems.  In addition, Man Loong has two IT specialists and one operations manager to continuously monitor the server status and ensure the resumption of operations should it ever become necessary.

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

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   The number of agents and their customers remained approximately constant during the years ended March 31, 2015 and 2014 which resulted in a relatively small increase in revenues for the year ended March 31, 2015.  Although Man Loong has spent significant financial resources on support services for agents and their customers, marketing expenses and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents. In particular, we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures and that our internal controls over financial reporting were not effective. Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In our case, our failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

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

As a result of us becoming a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

We are obligated to file with the U.S. Securities and Exchange Commission annual and quarterly information and other reports that are specified in the U.S. Securities Exchange Act of 1934. We will also become subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which will impose significant compliance and reporting obligations upon us.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a newly public reporting company, we will be in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. Our management is required to report on our internal controls over financial reporting under Section 404 commencing in fiscal year 2015. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate the material weaknesses described above, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Future sales of our common stock by our existing shareholders could cause our stock price to decline.

The Company will have a significant number of restricted shares that will become eligible for sale shortly. We currently have 512,600,000 shares of our common stock outstanding, all of which are restricted securities. Of such amount, the shares registered in our registration statement became eligible for sale immediately upon the effectiveness of that registration statement. All of the remaining shares became eligible for resale under Rule 144 within ninety days of us being a reporting company under Section 13 or 15 of the Securities Exchange Act of 1934 (the “Exchange Act”), subject to certain restrictions. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

We may issue and sell additional shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us.

In March 2015, we increased the number of our authorized shares from 500,000,000 to 1,000,000,000. The par value of our shares remained unchanged at $.0001. We also effected a 10 for 1 stock split, whereby we exchanged 10 of our shares for every 1 share issued at outstanding before the split. Following the share split, we have 512,600,000 shares issued and outstanding. All share and per share amounts for the prior year have been retroactively restated to give effect of the 10 for 1 share split.

Effecting a forward stock split and an increase in our authorized number of shares of common stock may not result in increased liquidity in the trading of our stock and could have certain anti-takeover effects.

There is no guarantee that the liquidity in the trading of our common stock after our forward stock split will increase. In addition, any additional issuance of common stock could, under certain circumstances, have the effect of delaying or preventing a change in control by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control.  The issuance of the additional authorized shares recently approved by our board of directors and shareholders could render more difficult or discourage an attempt to obtain control of eBullion by means of a tender offer, proxy contest, merger or otherwise.  The ability of the board of the directors to issue such additional shares of common stock could discourage an attempt by a party to acquire control of our company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause.

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

Although Man Loong has paid dividends to its private stockholders in the past, we do not expect to pay dividends on common stock for the foreseeable future, and we may never pay dividends.  Consequently, the only opportunity for investors to achieve a return on their investment may be if an active trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of four directors, one of whom are considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we meet the audit committee independence requirements of a national securities exchange we will be ineligible for listing on any national securities exchange.

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

Currently, there is a limited trading market for our common stock, which is traded on the OTCBB. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. Our trading volume is limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTCBB stocks and certain major brokerage firms restrict their brokers from recommending OTCBB stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of March 31, 2015 and 2014, Man Loong had $2.5 million and $0.8 million in cash, respectively, and $3.2 million and $2.5 million, respectively, in total assets.  We were in compliance with these requirements as of March 31, 2015 and 2014.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Man Loong leases approximately 10,000 square feet at 8/F, Tower 5, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong, where Man Loong’s corporate head office is located. On December 1, 2012, Man Loong entered into a lease for the office space which expires on November 30, 2015.  The monthly lease payments this facility is approximately $47,236.  We believe the facility is in good condition and adequate to meet our current and anticipated requirements.  We lease offices space at 80 Broad Street, New York, New York 10004 on a month-to-month basis for a monthly fee of $219.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Price Range of Common Stock

Our common stock trades on the OTC Bulletin board since October 9, 2014 under the symbol EBML.  Prior to that date, there was no active market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated.

	High		Low
Fiscal Year 2015
First Quarter	$	N/A	N/A
Second Quarter	$	N/A	N/A
Third Quarter		0.13	0.05
Fourth Quarter		0.16	0.07

The last reported sale price of our common stock on the OTC Bulletin board on June 23, 2015 was $0.109 per share. As of March 31, 2015, there were approximately 50 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. In the past, Man Loong has paid dividends to its members. For the year ended March 31, 2015 and 2014 Man Loong paid no dividends.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview

On April 3, 2013, we entered into a Contribution Agreement with the shareholders of Man Loong, whereby we acquired 100% of the issued and outstanding capital stock of Man Loong from its stockholders, in exchange for 507,600,000 newly issued shares of our common stock, with a par value of $0.0001. After the transaction, Man Loong became our wholly owned subsidiary.

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

In March 2015, we increased the number of our authorized shares from 500,000,000 to 1,000,000,000. The par value of our shares remained unchanged at $.0001. We also effected a 10 for 1 stock split, whereby we exchanged 10 of our shares for every 1 share issued at outstanding before the split. Following the share split, we have 512,600,000 shares issued and outstanding. All share and per share amounts for the prior year have been retroactively restated to give effect of the 10 for 1 share split.

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

All of our revenue has been derived by Man Loong from the commission it receives on each trade executed through its electronic trade platform or telephone transaction system.  Man Loong calculates and charges the agents account a flat fee of between $20 - $40 when each trade is closed and invoices those agents for their commission at the end of each month. Payment terms for commissions are net 30 days.  The typical fee is $40 per trade; however, for agents whose customers execute a large number of trades, Man Loong will discount the fee to as low as $20 per trade.  Man Loong evaluates its commission fee on an annual basis and adjusts it accordingly based upon its operational costs, which include the fees to run its electronic trading platform, the fees associated with the maintenance of its office, the fees that are charged by the CGSE and its employee costs.

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility, in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms. The number of agents and their customers remained substantially unchanged during the years ended March 31, 2015 and 2014 which resulted in a relatively small increase in revenues of $96,169 or 3.2%.  During the years ended March 31, 2015 and 2014 the price of gold remained in its current trading range of approximately $1,200 per ounce. The price of silver remained in its current trading range of approximately $15 per ounce. The recent lack of volatility of gold and silver prices could result in less trade revenue as it has in the past.

Results of Operations for the Years Ended March 31, 2015 and March 31, 2014

Man Loong’s revenue was $3,060,058 and $2,963,889 for the years ended March 31, 2015 and 2014, respectively, an increase of $96,169 or 3.2%. All of our revenue was derived from commissions on trades placed through our trading platform and telephone transaction system. During the years ended March 31, 2015 and 2014, the number of agents and their customers remained approximately constant. Further, the market prices of gold and silver remained in their current trading ranges of approximately $1,200 and $15 per ounce respectively. These factors resulted in a relatively small increase in revenue for the year ended March 31, 2015.

Total expenses were $2,505,540 for the year ended March 31, 2015 as compared to $2,909,257 for the year ended March 31, 2014, a decrease of $403,717 or 13.9%. Approximately 66% of our total expenses for the year ended March 31, 2015 were attributed to general and administrative expenses compared to 70% for the year ended March 31, 2014. One of Man Loong’s largest general and administrative expense historically has been its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services. Marketing expense was $296,072 or 12% of Man Loong’s total expenses for the year ended March 31, 2015 and $758,762 or 26% of Man Loong’s total expenses for the year ended March 31, 2014. The decrease in marketing expenses for the year ended March 31, 2015 as compared to the prior year was the result of Man Loong decreasing headcount and adopting other cost controls in its marketing area.  Man Loong’s three other large expenses were (i) its occupancy costs for the rent and management fees paid for its offices which was $591,452 or 24% of Man Loong’s total expenses for the year ended March 31, 2015 and $591,652 or 20% of its total expenses for the year ended March 31, 2014; (ii) its legal and professional fees which were $210,362 or 8% of its total expenses for the year ended March 31, 2015 compared to $183,747 or 6% of its total expenses for the year ended March 31, 2014, and (iii) its trading platform hosting and rent which was $188,357 or 8% of its total expenses for the year ended March 31, 2015 and $141,204 or 5% of its total expenses for the year ended March 31, 2014. For the years ended March 31, 2015 and 2014, employee compensation and benefits was $773,132 and $792,498, respectively, a decrease of 19,366 or 2%. Employee compensation and benefits expense was 31% and 27% of Man Loong’s total expenses for the years ended March 31, 2015 and 2014, respectively.

Man Loong’s other income was $118,305 for the year ended March 31, 2015 compared to $439 for the year ended March 31, 2014, an increase of $117,866. The increase in other income for the year ended March 31, 2015 was due to rental income charged for a portion of Man Loong’s office facility which is leased on a short term lease arrangement. Agreed sublease rental payments were $11,350 per month from April 1, 2014 until January 1, 2015, when the rent was reduced to $4,514 per month. The lease arrangement expired on March 31, 2015. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months, with agreed rental payments of $4,514 per month.

Man Loong’s net income was $537,299 for the year ended March 31, 2015, compared to $24,423 for the year ended March 31, 2014 an increase of $512,876 or 2,100%.  The increase was primarily the result of Man Loong’s increase in commissions received on trades placed through our trading platform and telephone transaction system, increase in rental income and a decrease in marketing expense and employee compensation and benefits expense, offset in part by an increase in legal and professional and trade platform rent expense for the year ended December 31, 2015 as compared to the prior year.

Liquidity

During the year ended March 31, 2014, eBullion completed its first private placement by selling 500,000 pre-split (5,000,000 post-split) common shares for net proceeds of $240,044.  Substantially all of Man Loong’s operations and growth have been funded from cash flows from operations.  Cash flows generated by Man Loong supplemented by new equity investment in eBullion will be used to 1) attract new agents and their customers by improving the capabilities of our electronic trading platforms as well as expand capabilities to allow trading on customers’ smart phones, 2) expand our business by opening investment centers in China’s largest cities and markets for gold and silver price contract trading, and 3) expand our operations into emerging markets throughout Asia.

In July 2013, Man Loong loaned eBullion Trade Company Limited (“eBullion Trade”) $997,049 (RMB 6,100,000). eBullion Trade is a development stage entity pursuing a license in the Peoples’ Republic of China for the purpose of engaging in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”). We determined that the loan to eBullion Trade gave us a variable interest in eBullion Trade and that eBullion Trade was a variable interest entity (“VIE”) because the equity investor of eBullion Trade on the date of the loan lacked sufficient equity at risk to finance its activities without the loan. However, we determined that we were not the primary beneficiary of the VIE, because Man Loong did not have the power to direct the activities of the VIE that significantly impacted its economic performance. Accordingly, we did not consolidated eBullion Trade into its consolidated financial statements.

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

Man Loong expects to further expand its access to the Chinese market by attracting additional customers and agents through its relationship with eBullion Trade. Inasmuch Chinese law only authorizes the electronic trading of silver in Guangdong province, Man Loong intends through its relationship with eBullion, to expand its access to the Chinese market by the receipt of referrals from eBullion Trade for the electronic trading of gold, a trading activity in which it will not be engaged. No assurance can be given however, if and when we will derive any referral business from eBullion Trade.

Subsequent to year end, Man Loong loaned Global Long Inc. Limited (“Global Long”) HKD$6,000,000 (USD$776,197). Global Long is registered in Hong Kong and through its subsidiaries in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand.

To date, eBullion has funded its operations from cash flows generated from operations. As of March 31, 2015 eBullion had cash totaling $2,513,423, total assets of $3,184,692, total liabilities of $273,544 and working capital of $2,452,025. Net cash provided by operations for the year ended March 31, 2015 was $707,833 as compared to $254,543 for the year ended March 31, 2014. The increase in net cash provided by operations for the year ended March 31, 2015 included net income of $537,299, an increase in customer deposits of $53,613, a decrease in deposits and prepaid expenses of $2,459, a decrease in prepaid income taxes of $54,950 and an increase in income taxes payable of $105,787 offset by an increase in in commissions receivable of $84,170, a decrease in accounts payable and accrued expenses of $32,399 and an increase in deferred income taxes of $10,372. Net cash provided by (used in) investing activities was $997,500 and $(1,047,958) for the years ended March 31, 2015 and 2014, respectively. The increase in net cash provided by investing activities for the year ended March 31, 2015 was primarily due to the repayment of the eBullion Trade note receivable. Net cash provided by financing activities was $0 and $184,720 for the years ended March 31, 2015 and 2014, respectively. The decrease in net cash provided by financing activities resulted primarily from the fact that we did not engage in any financing transactions during the year ended March 31, 2015 as opposed to the year ended March 31, 2014 for which financing activities included the proceeds of eBullion’s private placement of $240,044, offset in part by an increase in bank overdraft of $55,324.

As of March 31, 2015 and for the year then ended, Man Loong’s customer deposits increased from $38,990 at March 31, 2014 to $92,613 at March 31, 2015 an increase of $53,623 or 138%. Man Loong has been working with its agents and their customers to reduce the number of customers who hold the minimum deposit required to secure the customer’s account from trading losses with Man Loong instead of with the customer’s agent.  However, Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future if that service is requested by Man Loong’s agents and their customers.

As of March 31, 2015 and for the year then ended, Man Loong’s commission receivables increased from $34,125 at March 31, 2014 to $118,298 at March 31, 2015 an increase of $84,173 or 247%. Man Loong has been working with its agents to improve the payment times of commissions accrued but unpaid at the end of each month.  Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of March 31, 2015, we had no reserve for credit losses nor have we incurred any bad debts for the years ended March 31, 2015 and 2014.

No dividends were declared or paid in the years ended March 31, 2015 and 2014 and none are expected to be paid for the foreseeable future.

Commitments

eBullion is committed to paying a monthly fee of approximately $3,868 until March 31, 2015 to True Technology, a company owned by Messrs. Choi and Wong, for the hosting services and use of the trading platform that is the cornerstone of its business.  Additionally, in December 2012, Man Loong entered into a lease for its new office space, which lease expires in December 2015 and provides for monthly payments of approximately $47,236, an increase of approximately $21,000 per month from its prior lease.

Subsequent to year end, the trading platform lease with True Technology was renewed for two (2) years with monthly payment of approximately $3,868 until March 31, 2017.

At the exchange rate in effect at March 31, 2015, future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform rental and hosting fees, are as follows:

Year ending March 31:
2016	381,712

$381,712

In December 2012, we entered into a new lease agreement on approximately 10,000 square feet of office space which replaced its existing office facilities.  Man Loong occupied the new space in January 2013.  Under terms of the lease, Man Loong paid approximately $192,000 in lease deposits and is committed to lease and management fee payments of approximately $47,236 per month for 33 months.  The lease expires in November 2015 and so the amounts in the above table include office lease and management fee payments for eight months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of eBullion, Inc.:

We have audited the accompanying consolidated balance sheets of eBullion, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia LLP

June 26, 2015

Newport Beach, California

eBullion, Inc.

Consolidated Balance Sheets

For the Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

	2015	2014
ASSETS
Current Assets:
Cash	$2,513,423	$808,039
Commissions receivable	118,298	34,125
Deposits and prepaid expenses	52,452	58,368
Prepaid income taxes	41,396	96,305
Loan receivable from eBullion Trade	-	997,049
Total current assets	2,725,569	1,993,886

Noncurrent Assets:
Deposits and prepaid expenses	223,470	219,913
Equipment, net	225,131	305,842
Deferred income taxes	10,522	150
Total noncurrent assets	459,123	525,905

Total assets	$3,184,692	$2,519,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$35,048	66,658
Customer deposits	92,613	38,990
Income taxes	145,883	40,091
Total current liabilities	273,544	145,739

Total liabilities	273,544	145,739

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding (1)	51,260	51,260
Additional paid in capital (1)	1,477,404	1,477,404
Retained earnings	1,383,704	846,405
Accumulated other comprehensive loss	(1,220)	(1,017)
Total shareholders’ equity	2,911,148	2,374,052
Total liabilities and shareholders’ equity	$3,184,692	$2,519,791

(1)	The capital accounts of the Company have been restated to reflect the 10 for 1 stock split which was effective in March 2015. See Note 12 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

	2015	2014
REVENUES

Commission revenue	$3,060,058	$2,963,889

EXPENSES
General and administrative	1,651,742	2,036,420
Employee compensation and benefits	773,132	792,498
Depreciation and amortization	80,666	80,339
Total expenses	2,505,540	2,909,257

INCOME FROM OPERATIONS	554,518	54,632

OTHER INCOME
Rental income	115,689	-
Interest income, net	2,616	439
Total other income	118,305	439

INCOME BEFORE INCOME TAXES	672,823	55,071

INCOME TAX PROVISION (BENEFIT)
Current	145,896	40,091
Deferred	(10,372)	(9,443)
Total income tax provision	135,524	30,648

NET INCOME	537,299	24,423

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(203)	1,231
COMPREHENSIVE INCOME	$537,096	$25,654

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted (1)	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share	$0.00	$0.00

(1)	The Company’s weighted average common shares outstanding for both basic and diluted earnings per share have been restated for the effects of the 10 for 1 stock split which was effective in March 2015. See Note 12 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.
Consolidated Statement of Changes in Shareholders’ Equity For the Years Ended March 31, 2015 and 2014
(Expressed in US dollars)

	Common Stock		Additional		Accumulated Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2013 (1)	507,600,000	$50,760	$1,258,918	$821,982	$(2,248)	$2,129,412

Proceeds from private placement (1)	5,000,000	500	239,544	-	-	240,044

Recapitalization	-	-	(21,058)	-	-	(21,058)

Net income	-	-	-	24,423	-	24,423

Foreign currency translation adjustment	-	-	-	-	1,231	1,231

BALANCE, March 31, 2014 (1)	512,600,000	$51,260	$1,477,404	$846,405	$(1,017)	$2,374,052

Net income	-	-	-	537,299	-	537,299

Foreign currency translation adjustment	-	-	-	-	(203)	(203)

BALANCE, March 31, 2015 (1)	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

(1)	The capital accounts of the Company have been restated to reflect the 10 for 1 stock split which was effective in March 2015. See Note 12 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

	2015	2014
OPERATING ACTIVITIES:
Net income	$537,299	$24,423
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	80,666	80,339
Changes in operating assets and liabilities:
Commissions receivable	(84,170)	356,620
Deposits and prepaid expenses	2,459	76,910
Accounts payable and accrued liabilities	(32,399)	56,313
Customer deposits	53,613	(230,697)
Prepaid income taxes	54,950	(96,304)
Income taxes payable	105,787	(3,618)
Deferred income taxes	(10,372)	(9,443)
Net cash provided by operating activities	707,833	254,543

INVESTING ACTIVITIES:
Purchase of equipment	-	(50,921)
Loan receivable from eBullion Trade	997,500	(997,037)
Net cash provided by (used in) investing activities	997,500	(1,047,958)

FINANCING ACTIVITIES:
Bank overdraft	-	(55,324)
Net proceeds from private placement	-	240,044
Net cash provided by financing activities	-	184,720

NET INCREASE (DECREASE) IN CASH	1,705,333	(608,695)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	51	1,104
Cash, beginning of period	808,039	1,415,630
Cash, end of period	$2,513,423	$808,039
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	241,054	140,013

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
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

Basis of Presentation

The Company’s consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company’s and Man Loong’s fiscal year end is March 31.

Principles of Consolidation

The consolidated financial statements as of March 31, 2015 and 2014, and for the years then ended, include the accounts of eBullion and its wholly owned subsidiary, Man Loong.  All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in these estimates are recorded when known. Significant estimates made by management include:

•	Valuation of assets and liabilities
•	Useful lives of equipment
•	Accounting for transactions with variable interest entities
•	Other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements.

Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Such reclassifications had no effect on net income.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the years ended March 31, 2015 and 2014. The total amount charged to advertising expense was $65,213 and $1,702 for the years ended March 31, 2015 and 2014, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of three months or less.  As of March 31, 2015 and 2014, the Company had no cash equivalents.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
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

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of March 31, 2015 and 2014, the Company has no reserve for credit losses nor has it incurred any bad debts for the years then ended.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Deposits and Prepaid Expenses

The Company records goods and services paid for but not received until a future date as deposits and prepaid expenses. These primarily include deposits and prepayments for occupancy related expenses.  Deposit or prepaid expenses which will be  realized more than 12 months past the balance sheet date are classified as non-current assets in the accompanying consolidated balance sheets.

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

Gain or loss on disposal of equipment is the difference between net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized as income or loss in the accompanying consolidated statements of comprehensive income.

eBullion, Inc..
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
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

Reporting Currency and Foreign Currency Translation

As of and for the years ended March 31, 2015 and 2014, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong.  The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency.  All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates used:

	2015	2014

Year-end USD/HK$ exchange rate	7.7542	7.7570
Average USD/HK$ exchange rate	7.7535	7.7571

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at March 31, 2015 and 2014 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at March 31, 2015 and 2014 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at March 31, 2015 and 2014.

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) as March 31, 2015 and 2014 consist of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

Rental Income

Rental income consists of rent charged for a portion of Man Loong’s office facility which is leased on a short term lease arrangement. Agreed rental payments were $11,350 per month from April 1, 2014 until January 1, 2015, when the rent was reduced to $4,514 per month. The lease arrangement expired on March 31, 2015. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months, with agreed rental payments of $4,514 per month. For the years ended March 31, 2015 and 2014, Man Loong recognized $115,689 and $0, respectively of rental income in the accompanying statements of comprehensive income.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and we are subject to federal income tax examinations for the fiscal years ended March 31, 2015 and 2014. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2007. At March 31, 2015, Man Loong had no uncertain tax positions.

We have not provided for U.S. income and foreign withholding taxes on approximately $696,000 of Man Loong’s undistributed earnings for the year ended March 31, 2015, because such earnings have been retained and reinvested by Man Loong. The Company does not intend to require Man Loong to pay dividends for the foreseeable future and so additional income taxes and applicable withholding taxes that would result from the repatriation of such earnings are not practicably determinable.

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

Effective March 12, 2015, the Company effected a 10 for 1 stock split, whereby it exchanged 10 of its shares for every 1 share issued at outstanding before the split. Following the share split, the Company has 512,600,000 shares issued and outstanding. All share and per share amounts for the prior period have been retroactively restated to give effect of the 10 for 1 share split.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Standards

In March 2014, we adopted ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for Cumulative Translation Adjustments Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or an Investment in a Foreign Entity. ASU 2013-05 requires entities to release the entire balance of cumulative translation adjustment to the entity’s investment in a foreign entity when there is a; 1) sale of the subsidiary or group of net assets within the foreign entity; 2) loss of controlling financial interest in an investment in a foreign entity; or, 3) a step acquisition of a foreign entity such that the reporting entity changes from the equity method to consolidation of the foreign entity. ASU 2013-05 was effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material effect on the Company’s consolidated financial statements.

In March 2014, we adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2013-11 state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02 Consolidations (Topic 810) Amendments to the Consolidation Analysis. ASU 2015-02 simplifies consolidation accounting for VIEs by placing more emphasis on the risk of loss and simplifying the application of related party guidance when determining whether a controlling financial interest in a VIE exists.  ASU 2015-02 also simplifies consolidation analysis for public and private companies in several industries that typically make use of limited partnerships.  ASU 2015-02 is effective for years beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires the Company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective beginning with the first quarter of the Company's 2018 fiscal year.  Early adoption is not permitted.  The adoption of ASU 2014-09 is not expected to have a material effect on the Company’s consolidated financial statements.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements, Continued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of March 31, 2015 and 2014:

	2015	2014
Current
Prepaid rent and occupancy expenses	$52,452	$58,368
	52,452	58,368
Noncurrent
Rent and occupancy deposits	223,470	219,913
Total deposits and prepaid expenses	$223,470	$278,281

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

4.	Loan receivable from eBullion Trade

In July 2013, the Company’s wholly-owned subsidiary Man Loong, loaned eBullion Trade Company Limited (“eBullion Trade”) $997,049 (RMB 6,100,000). eBullion Trade is a development stage entity pursuing a license in the Peoples’ Republic of China for the purpose of engaging in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”).

The Company determined that the loan to eBullion Trade gave the Company a variable interest in eBullion Trade and that eBullion Trade is a variable interest entity (“VIE”) because the equity investor of eBullion Trade on the date of the loan lacked sufficient equity at risk to finance its activities without the loan. However, the Company determined that it was not the primary beneficiary of the VIE, because Man Loong did not have the power to direct the activities of the VIE that significantly impacted its economic performance. Accordingly, the Company has not consolidated eBullion Trade into its consolidated financial statements.

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

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of March 31, 2015 and 2014:

	2015	2014
Office equipment	$305,557	$305,557
Computer equipment	41,546	41,546
Furniture and fixtures	56,117	56,117
	403,220	403,220
Less: Accumulated depreciation	(178,089)	(97,378)
Equipment, net	$225,131	$305,842

Depreciation expense was $80,666 and $80,339 for the years ended March 31, 2015 and 2014, respectively, and was recorded as depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

6.	Customer Deposits

Customer deposits were $92,613 and $38,990 at March 31, 2015 and 2014, respectively, and were recorded as a current liability in the accompanying consolidated balance sheets.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

7.	General and Administrative Expenses

General and administrative expenses consist of the following for the years ended March 31, 2015 and 2014.

	2015	2014
Marketing expenses	$296,072	$758,762
Trading platform rent	188,357	141,204
Transportation	68,302	98,681
Internet	24,186	18,680
Travel and entertainment	34,159	67,030
Computers and software	36,786	39,686
Legal and professional	210,362	182,747
Licenses	3,165	5,021
Occupancy	591,452	591,652
Advertising	69,668	1,702
Other taxes	1,050	-
Other	128,183	131,256
Total general and administrative expense	$1,651,742	$2,036,421

8.	Income Taxes

Income before income taxes as shown in the accompanying consolidated statements of comprehensive income is summarized below for the years ended March 31, 2015 and 2014.

	2015	2014
United States	$(158,746)	$(135,963)
Hong Kong	831,569	191,034
Income before income taxes	$672,823	$55,071

Under Hong Kong Profits Tax Law the Company is subject to profits tax at a statutory rate of 16.5% on income reported in its statutory financial statements after appropriate tax adjustments.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

8.	Income Taxes, Continued

The income tax provision (benefit) consists of the following for the years ended March 31, 2015 and 2014:

	2015	2014
Current:
United States	$-	$-
Hong Kong	145,896	40,091
Total current provision	145,896	40,091

Deferred:
United States	-	-
Hong Kong	(10,372)	(9,443)
Total deferred benefit	(10,372)	(9,443)

Total income tax provision	$135,524	$30,648

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes is as follows:

	2015	2014
Income tax provision at the U.S. statutory tax rate	$228,759	$18,724
Valuation allowance on U.S. net operating loss carryforwards	53,974	46,227
Impact of foreign operations	(145,525)	(33,431)
Other	(1,684)	(872)
Income tax provision	$135,524	$30,648

At March 31, 2015, we had U.S. net operating loss carryforwards of approximately $316,000 which expire in 2035. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $107,000 as of March 31 2015.

As March 31, 2015 and 2014, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $10,372 and $9,443, respectively which are recorded as noncurrent in the accompanying consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as March 31, 2015 and 2014.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying statements of comprehensive income. The Company has incurred no interest or penalties during the years ended March 31, 2015 and 2014.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

9.	Earnings Per Share

Earnings per share (“EPS”) information for the year ended March 31, 2015 and 2014 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the year ending March 31, 2015 and 2014, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore basic and diluted earnings per share for the respective periods are the same.

	2015	2014
Numerator
Net income attributable to common shareholders	$537,299	$24,423

Denominator
Weighted average shares of common stock (basic and diluted)	512,600,000	512,600,000

Basic and diluted earnings per share	$0.00	$0.00

10.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent as a component of general and administrative expenses. Included in trading platform rental fees in the accompanying statements of comprehensive income for the years ended March 31, 2015 and 2014, are rental fees which were paid to True Technology of $46,430 and $46,409 respectively.

Included in employee compensation and benefits in the accompanying consolidated statements of comprehensive income for the years ending March 31, 2015 and 2014, are salaries and director compensation of $46,430 and $55,175 respectively, which were paid to two of the Company’s shareholders.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
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

In May 27, 2011, the Company entered into an agreement with True Technology, a company under common control under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fees paid to True Technology are approximately $12,894 per month for 12 months after which the fees were reduced to $3,868 per month for 24 months. Subsequent to year end, the trading platform lease with True Technology was renewed for 2 years with monthly payment of approximately $3,868 until March 31, 2017.

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

 Years ending March 31,

2016	381,712

$381,172

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2015 and 2014
(Expressed in US Dollars)

12.	Common Stock

On April 3, 2013, the Company issued 507,600,000 of its common stock as founder shares in exchange for 100% of Man Loong’s outstanding shares to complete the Merger.

Subsequent to the Merger, the Company issued 5,000,000 shares of common stock, with par value $0.0001 to various investors for total cash proceeds of $240,044.

Effective March 12, 2015, eBullion increased the number of its authorized shares from 500,000,000 to 1,000,000,000. The par value of the Company’s shares remained unchanged at $.0001. The Company also effected a 10 for 1 stock split, whereby it exchanged 10 of its shares for every 1 share issued at outstanding before the split. Following the share split, the Company has 512,600,000 shares issued and outstanding. All share and per share amounts for the prior period have been retroactively restated to give effect of the 10 for 1 share split.

13.	Subsequent Event

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) HKD$6,000,000. Global Long is registered in Hong Kong and through its subsidiaries in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand.

Item 9.	Changes In and Discussions with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”).  The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system.   The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system.  Based on the assessment, management concluded that, as of March 31, 2015, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position held by each of our executive officers and directors.

Name	Age	Office(s) Held
Kee Yuen Choi	61	President, Chief Executive Officer and Director
Chui Chui Li	32	Chief Financial Officer, Treasurer, Secretary and Director
Hak Yim Wong	65	Director
Joseph Havlin	62	Director

Kee Yuen Choi, President, Chief Executive Officer and Director

Mr. Choi has served as the Company’s President, Chief Executive Officer and Director since April 3, 2013 and has served in the same positions at Man Loong since 2007.  Mr. Choi was also one of the founders of the predecessor of Man Loong 35 years ago with over 35 years of experience in Gold and Silver trading business.  Mr. Choi is well-recognized in The Chinese Gold and Silver Trading Exchange Society in Hong Kong.  Mr. Choi specialized in Gold and Silver trading clearing services and foreign exchange clearing services.  Mr. Choi is also the owner of True Technology.  With over 35 years of experience, Mr. Choi helps the company to monitor potential market risk and to lead the company’s future business development and growth.

Mr. Choi has been associated with the Company’s operating subsidiary since inception and brings to the Board extensive knowledge of the Gold and Silver trading business.  He has a vast knowledge of the industry and brings to the Board significant executive leadership and operational experience.

Chui Chui Li, Chief Financial Officer, Treasurer, Secretary and Director

Ms. Li has served as the Company’s Chief Financial Officer, Treasurer, Secretary and Director since April 3, 2013.Ms. Li is an accountant and has also served as the Accounting Manager for Man Loong since June 2007.  As Accounting Manager, Ms. Li has been responsible for preparation of financial reports, maintaining accounting records and supervising the accounting staff.

Ms. Li’s accounting knowledge adds significant financial experience to the Company’s board.  Her knowledge of the specific financial position of the Company’s operating subsidiary aids the board in its financial decision making.

Hak Yim Wong, Director

Mr. Wong has been a director of the Company since April 3, 2013.  Mr. Wong was one of the founders of Man Loong 35 years ago with over 35 years of experience in Gold and Silver trading business.  For the past five years, Mr. Wong has been semi-retired and worked for Man Loong on a part time basis as a liaison with the CGSE.  Mr. Wong was one of the first group of professionals to receive the membership of The Chinese Gold and Silver Trading Exchange Society in Hong Kong.  Mr. Wong experienced the up and down of Gold and Silver trading market in the past 35 years and brought his professional experience to help Man Loong survive in the business for 35 years. Mr. Wong is also the owner of True Technology, the entity from which the Company licenses its trading platform.

Mr. Wong has been associated with the Company’s operating subsidiary since inception and brings to the Board extensive knowledge of the Gold and Silver trading business.  He has a vast knowledge of the industry and brings to the Board significant executive leadership and operational experience.

Joseph Havlin, Director

Mr. Havlin has been a director of the Company since April 3, 2013 and has served the Company as a financial advisor since December 2012.  Mr. Havlin is a certified public accountant with over 30 years’ experience serving companies in the mining, manufacturing, retail, high-technology, entertainment, hospitality, newspapers and distribution industries.   Mr. Havlin has been a director of Azarga Uranium Corp. a uranium exploration company listed on the TSX since October 2014 and was previously a director of Azarga Resources from 2012.  Mr. Havlin is also a Director of Black Range Minerals Limited, a uranium exploration and technology company listed on the ASX, from March 2014 to present. Previously, Mr. Havlin was Director and CFO of Alpha Prime Investment Limited, a coal exploration, development and mining company from 2008 to 2010. From March 2004 until December 2005 and then from January  2008 until October 2008 he was a partner at Baker Tilly Hong Kong, a company that provided US GAAP and SEC reporting advice to companies in Hong Kong and China.  Prior thereto, Mr. Havlin held various positions with several national accounting firms and served as Chief Financial Officer for several companies located in China and the United States.

Mr. Havlin brings a strong start-up and finance background to the Company, and adds significant strategic, business and financial experience.  His experience as a certified public accountant and his knowledge of US GAAP and SEC rules provide him with a broad understanding of issues faced by public companies and of the financial markets and the financing opportunities available to us.

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to Man Loong’s principal executive officer and principal financial officer during each of the fiscal years ended March 31, 2015 and 2014. No executive officer of Man Loong was awarded or earned compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kee Yuen Choi President,	2015	30,954	-	-	-	-	-	30,954
Chief Executive Officer	2014	18,047	21,658	-	-	-	-	39,705

Chui Chui Li
Chief Financial Officer,	2015	55,330	1,435	-	-	-	-	56,765
Treasurer, Secretary	2014	50,276	2,362	-	-	-	-	52,638

On April 1, 2013, we acquired Man Loong in a transaction that was structured as a share exchange and in connection with that transaction Mr. Choi became our Chairman, President and Chief Executive Officer and Ms. Li became our Chief Financial Officer and Secretary. Prior to the effective date of the exchange transaction Mr. Choi and Ms. Li served in the same capacity at Man Loong. The bonus set forth above for Ms. Li was not set forth in her employment agreement and was paid to Ms. Li for her work in connection with the filing of the Registration Statement on Form S-1. In January 2014, Mr. Choi was paid a bonus of HK$168,000 (US$21,658) that was not set forth in his employment agreement for his work in connection with the retention of two new agents during 2013. The compensation in this table includes the amount Mr. Choi and Ms. Li received from Man Loong. All of the compensation received by Mr. Choi was for services performed in his role as Chief Executive Officer and President of Man Loong. We have not paid any of our executive officers any compensation in addition to the compensation they receive from Man Loong.

Employment Agreements

Man Loong enters into a standard agreement with each of its employees.  The agreement specifies the employees’ position, working hours and salary.  The agreement also requires 14 days’ notice for termination after the initial month of employment or payment by the terminating party of an equivalent amount of wages in lieu of notice.  The agreement also contains confidentiality provisions and non-compete and non-solicitation provision for six months after termination.

On June 1, 2007, Man Loong entered into an employment agreement with Mr. Choi to serve as its Chief Executive Officer for an annual salary of HK$120,000 (US$15,473 for 2013). In January 2014, Mr. Choi entered into a new employment agreement with Man Loong to continue to serve as its Chief Executive Officer for an annual salary of HK$240,000 (US$30,940). Additionally on January 31, 2014, Mr. Choi was paid a bonus of HK$168,000 (US$21,658). Mr. Choi is entitled to an extra month’s salary after completion of one year. The agreement also requires 14 days’ notice for termination after the initial month of employment or payment by the terminating party of an equivalent amount of wages in lieu of notice. The agreement also contains confidentiality provisions and non-compete and non-solicitation provision for six months after termination.

On June 1, 2007, Man Loong entered into an employment agreement with Ms. Li to serve as its Chief Financial Officer, Treasurer and Secretary for an annual salary of HK$338,000 (US$43,557). Ms. Li was entitled to an extra month’s salary after completion of one year. The agreement also requires 14 days’ notice for termination after the initial month of employment or payment by the terminating party of an equivalent amount of wages in lieu of notice.  The agreement also contains confidentiality provisions and non-compete and non-solicitation provision for six months after termination.

Outstanding Equity Awards at Fiscal Year End

For the years ended March 31, 2015 and 2014, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan.

Director Compensation

The following table sets forth information for the fiscal year ended March 31, 2015 and 2014 regarding the compensation of Man Loong’s directors.

	Fees Earned Paid in	Option	Other
Name	Cash	Awards	Compensation	Total
Hak Yim Wong
2015	$15,477	$-	$-	$15,477
2014	15,472	-	-	15,472

Other than as set forth above no member of our Board of Directors received any compensation for his services as a director.  However, during the years ended March 31, 2015 and 2014; , Mr. Havlin has received $11,009 and $24,524 respectively for financial consulting services and for advising us on the preparation of US GAAP financial statements, the preparation of SEC related filings and assisting with completing the audits of our financial statements and those of Man Loong   pursuant to the terms of a pursuant to the terms of a financial advisory agreement that Man Loong entered into with Mr. Havlin in December 2012 that provides for the payment of an hourly fee for the performance of such services. Mr. Wong receives an annual payment from Man Loong for services as a director of Man Loong of HK120,000 (US$15,477 and $15,470 for 2015 and 2014, respectively) per year, which is payable quarterly.

Corporate Governance

Leadership Structure

Our Chief Executive Officer also serves as our Chairman of the Board.   Our Board of Directors does not have a lead independent director. Our Board of Directors has determined its leadership structure was appropriate and effective for us given our stage of development.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market.  The Board has determined that Mr. Wong is “independent” in accordance with such definition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended March 31, 2015.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Kee Yuen Choi	-	-	-	-	-	-	-	-	-

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2015, information with respect to the securities holdings of: (i) our officers and directors; and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of our common stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares outstanding totaling 512,600,000, adjusted individually as shown below.

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Kee Yuen Choi(3)	253,840,000	49.5%
Hak Yim Wong	18,781,200	3.7%

Chui Chui Li(4)	100,000	*
Joseph Havlin	100,000	*
All directors and executive officers as a group (5 persons)	272,821,200	53.2%

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Man Hap Dennis Yim	59,389,200	11.6%
Yuen Fay Tse	25,158,530	4.9%
Lai Keung Chan	140,097,600	27.3%
All other shareholders with over 5% ownership as a group (2 persons)	224,645,330	43.8%

* Less than 1%

(1)	Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by the total shares of common stock outstanding plus the shares subject to warrants and options that are currently exercisable or exercisable within 60 days of March 31, 2015.
(2)	Unless otherwise set forth herein, the address of each beneficial owner is 80 Broad Street, 5 th Floor, New York, New York 10004
(3)	Includes 40,000 shares of common stock owned by Mr . Choi’s wife, Sin Yin Cheung.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

●	On April 3, 2013, we acquired Man Loong from its five shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Man Loong, in exchange for 507,600,000 shares of our common stock. Kee Yuen Choi, our Chief Executive Officer and a director and the Chief Executive Officer and a director of Man Loong, Hak Yim Wong, our director and a director of Man Loong, Lai Keung Chan, our director and a shareholder of Man Loong, Man Hap Dennis Yim, a shareholder of ours and Man Loong’s and Yuen Fay Tse, a shareholder of ours and Man Loong’s, exchanged 5,076,000, 375,624, 2,801,952, 1,187,784 and 710,640 shares of common stock of Man Loong for 253,840,000, 18,781,200, 140,097,600, 59,389,200 and 25,158,530 shares of our common stock

●	Man Loong’s electronic precious metals trading platform was developed for its use by True Technology Company Limited, an IT services provider owned by Mr. Choi, our Chief Executive Officer and a 49.5% stockholder and Mr Wong, a director and a 3.7% stockholder. Man Loong pays True Technology, a monthly flat fee for the license of the trading platform which has been customized to our specifications and hosting services. On May 27, 2011, Man Loong entered into an agreement with True Technology Company Limited for the license of the trading platform it uses and the provision of hosting services by True Technology Company Limited for an aggregate monthly fee of $12,894. On April 1, 2013, Man Loong entered into a new agreement with True Technology Company Limited for the license of the technology as well as the provision of hosting services until March 31, 2015 for a monthly fee of approximately $3,868. The hosting services include physical space to house a computer system owned by True Technology Company Limited and a connection of Man Loong’s server to the internet using True Technology Company Limited’s public network connections. The agreement is subject to termination by True Technology Company Limited at any time upon provision of written notice. For the years ended March 31, 2015 and 2014, Man Loong paid True Technology $46,430 and $46,409, respectively for the use of the platform and hosting services. Subsequent to year end, the trading platform lease with True Technology was renewed for 2 years with monthly payments of approximately $3,868 until March 31, 2017.

●	Included in Man Loong’s financial statements line item “employee compensation and benefits” for the years ended March 31, 2015 and 2014 are salaries paid to Mr. Choi of $30,954 and $39,705, respectively and directors’ compensation paid to Mr. Wong of $15,477 and $15,472, respectively. In January 2014, Mr. Choi entered into a new employment contract pursuant to which his annual salary was increased to HK$240,000 (US$30,940) and to provide an annual bonus of HK$20,000 (US$2,578). Additionally on 31 January 2014, Mr. Choi was paid a bonus of HK$168,000 (US$21,658).

●	In December 2012, Man Loong entered into a consulting agreement with Mr. Havlin for the provision by Mr. Havlin of financial advisory services for an hourly fee of $120 per hour to be increased to $150 per hour on mutual agreement. The agreement can be terminated by Man Loong with 7 days’ notice prior to the end of any month and the agreement can be terminated by Mr. Havlin upon 30 days’ notice. During the years ended March 31, 2015 and 2014, Man Loong paid Mr. Havlin $11,009 and $24,524, respectively for financial consulting services advising us on the preparation of US GAAP financial statements, the preparation of SEC related filings and assisting with completing the audits of our financial statements and those of Man Loong.

Item 14.	Principal Accountant Fees and Services

Anton & Chia, LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended March 31, 2015 and 2014 by our auditors.

	March 31, 2015	March 31, 2014
Audit fees and expenses (1)	$36,635	$25,807
Taxation preparation fees (2)	-	-
Audit related fees (3)	-	-
Other fees (4)	-	-
	$36,635	$25,807

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC. The 2015 balance includes a provision for the 2015 audit as well as the expense incurred for the 2014 audit.
(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns
(3)	We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended March 31, 2015 and 2014.
(4)	We incurred fees to our independent auditors of $-0- for other fees during the fiscal years ended March 31, 2015 and 2014.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended March 31, 2015, were approved by our board of directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of March 31, 2015 and 2014

3.	Consolidated Statements of Comprehensive Income for the years ended March 31, 2015 and 2014

4.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2015 and 2014

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation dated January 28, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
3.2	By-Laws(Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.1	Contribution Agreement dated April 3, 2013(Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.2	Lease Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.3	Software Development License and Maintenance Agreement dated April 1, 2013 between True Technology Company and Man Loong Bullion Company Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.4	Standard Form of Customer Agency Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.5	Agency Agreement dated January 1, 2010, between Man Loong Bullion Company Limited and Mr. Wong Hak Yim (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.6	Schedule to Form of Agency Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on November 1, 2013)
10.7	Form of Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)
10.8	Employment Agreement between Man Loong and Mr. Choi (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)
10.9	Employment Agreement between Man Loong and Ms. Li (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)
10.10	Agreement between Man Loong and Joseph Havlin (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on August 28, 2013)
10.11	Trading Account Form (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on December 23, 2013)
10.12	Loan Agreement between Man Loong Bullion Company and eBullion Trade Company Limited (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on December 23, 2013)
10.13

Employment Agreement between Man Loong and Mr. Choi dated January 31, 2014(Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on June 6, 2014)*

10.14	Loan Agreement effective April 3, 2015 between Man Loong and Global Long Limited (1)
10.15	Servers and Network Lease entered into April 1, 2015 between True Technology Company Limited and Man Loong (1)
14	Code of Ethics (1)

31.1	Certification of Kee Yuen Choi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chui Chui Li, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Kee Yuen Choi, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Chui Chui Li, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

101.	INS XBRL Instance Document(1)

101.	SCH XBRL Taxonomy Extension Schema Document(1)

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document(1)

101.	LAB XBRL Taxonomy Extension Label Linkbase Document(1)

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith

*    Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EBULLION, INC.

Signature	Title	Date

/s/ Kee Yuen Choi	Chief Executive Officer	June 26, 2015
Kee Yuen Choi	(Principal Executive Officer)

/s/ Chui Chui Li	Chief Financial Officer	June 26, 2015
Chui Chui Li

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2015	By:	/s/ Kee Yuen Choi
Chief Executive Officer and Director

Date: June 26, 2015	By:	/s/ Chui Chui Li
Chief Financial Officer and Director

Date: June 26, 2015	By:	/s/ Hak Yim Wong
Hak Yim Wong Director

Date: June 26, 2015	By:	/s/ Joseph Havlin
Joseph Havlin
Director

