Form 10-Q
period 2015-06-30
eBullion, Inc.
filed 2015-08-11
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☑

As of August 11, 2015 there were 512,600,000 shares of Common Stock, $0.0001 par value per share, outstanding.

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

eBullion, Inc.

Condensed Consolidated Balance Sheets

As of June 30 and March 31, 2015

(Expressed in US dollars)

	Unaudited June 30, 2015	Audited March 31, 2015
ASSETS
Current Assets
Cash	$1,500,360	$2,513,423
Commissions receivable	411,242	118,298
Deposits and prepaid expenses	275,737	52,452
Prepaid income taxes	41,406	41,396
Total current assets	2,228,745	2,725,569

Noncurrent Assets
Deposits and prepaid expenses	-	223,470
Equipment, net	205,097	225,131
Loan receivable from Global Long	773,970	-
Deferred income taxes	13,174	10,522
Total noncurrent assets	992,241	459,123

Total assets	$3,220,986	$3,184,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$19,156	35,048
Customer deposits	137,824	92,613
Income taxes	149,190	145,883
Total current liabilities	306,170	273,544

Total liabilities	306,170	273,544

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding (1)	51,260	51,260
Additional paid in capital (1)	1,477,404	1,477,404
Retained earnings	1,385,751	1,383,704
Accumulated other comprehensive income (loss)	401	(1,220)
Total shareholders’ equity	2,914,816	2,911,148
Total liabilities and shareholders’ equity	$3,220,986	$3,184,692

(1)	The capital accounts of the Company have been restated to reflect the 10 for 1 stock split which was effective in March 2015. See Note 13 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBulllion, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2015 and 2014

(Expressed in US dollars)

	2015	2014
REVENUES

Commission revenue	$534,141	$674,475

EXPENSES
General and administrative	363,229	432,318
Employee compensation and benefits	165,905	206,250
Depreciation and amortization	20,171	20,169
Total expenses	549,305	658,737

INCOME (LOSS) FROM OPERATIONS	(15,164)	15,738

OTHER INCOME
Rental income	9,030	34,052
Interest income, net	9,711	2,413
Total other income	18,741	36,465

INCOME BEFORE INCOME TAXES	3,577	52,203

INCOME TAX PROVISION (BENEFIT)
Current	4,180	21,793
Deferred	(2,650)	(2,593)
Total income tax provision	1,530	19,200

NET INCOME	2,047	33,003

OTHER COMPREHENSIVE INCOME
Foreign currency translation	1,621	1,072
COMPREHENSIVE INCOME	$3,668	$34,075

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted (1)	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share (1)	$0.00	$0.00

(1)	The Company’s weighted average common shares outstanding for both basic and diluted earnings per share have been restated for the effects of the 10 for 1 stock split which was effective in March 2015. See Note 13 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended March 31, 2015 and Three Months Ended June 30, 2015

(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2014 – Audited (1)	507,600,000	$50,076	$1,477,404	$846,405	$(1,017)	$2,374,052

Proceeds from private placement	5,000,000	500	-	-	-	-

Net income	-	-	-	537,299	-	537,299

Foreign currency translation adjustment	-	-	-	-	(203)	(203)

BALANCE, March 31, 2015 - Audited	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

Net income	-	-	-	2,047	-	2,047

Foreign currency translation adjustment	-	-	-	-	1,621	1,621

BALANCE, June 30, 2015 - Unaudited	512,600,000	$51,260	$1,477,404	$1,385,751	$401	$2,914,816

(1)	The capital accounts of the Company have been restated to reflect the 10 for 1 stock split which was effective in March 2015. See Note 13 for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2015 and 2014

(Expressed in US dollars)

	2015	2014
OPERATING ACTIVITIES:
Net income	$2,047	$33,003
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	20,171	20,169
Changes in operating assets and liabilities:
Commissions receivable	(292,932)	(280,111)
Deposits and prepaid expenses	258	6,987
Accounts payable and accrued liabilities	(15,962)	18,615
Customer deposits	45,190	37,101
Income taxes payable	4,180	21,793
Deferred income taxes	(2,650)	(2,593)
Net cash used in operating activities	(239,698)	(145,036)

INVESTING ACTIVITIES:
Loan receivable from Global Long	(774,020)
Loan receivable from eBullion Trade		997,604
Net cash provided by (used in) investing activities	(774,020)	997,604

NET INCREASE (DECREASE) IN CASH	(1,013,718)	852,568
EFFECT OF EXCHANGE RATE CHANGES ON CASH	655	622
Cash, beginning of period	2,513,423	808,039
Cash, end of period	$1,500,360	$1,661,229
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
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

Principles of Consolidation

The unaudited condensed consolidated financial statements as of June 30, 2015 and March 31, 2015, and for the three months ended June 30, 2015 and 2014, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in these estimates are recorded when known. Significant estimates made by management include:

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
For the Three Months Ended June 30, 2015 and 2014
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three months ended June 30, 2015 and 2014. The total amount charged to advertising expense was $1,878 and $2,634 for the three months ended June 30, 2015 and 2014, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of three months or less. As of June 30, 2015 and March 31, 2015, the Company had no cash equivalents.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for cash, commissions receivable, loan receivable from Global Long, accounts payable and accrued liabilities and customer deposits qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of June 30, 2015 and March 31, 2015, the Company has no reserve for credit losses nor has it incurred any bad debts for the three months ended June 30, 2015 and 2014.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
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
For the Three Months Ended June 30, 2015 and 2014
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

Reporting Currency and Foreign Currency Translation

As of June 30 and March 31, 2015 and for the three months ended June 30, 2015 and 2014, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates at June 30 and March 31, 2015 and for the three months ended June 30, 2015 and 2014 are as follows:

	2015	2014

Year end March 31, 2015 USD/HKD exchange rate	7.7542
Period end USD/HKD exchange rate	7.7522
Average USD/HKD exchange rate:	7.7517	7.7527

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at June 30, 2015 and March 31, 2014 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at June 30, 2015 and March 31, 2014 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at June 30, 2015 and March 31, 2014.

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) as June 30, 2015 and 2014 consist of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

Rental Income

Rental income consists of rent charged for a portion of Man Loong’s office facility which is leased on a short term lease arrangement. Agreed rental payments were $11,350 per month from April 1, 2014 until January 1, 2015, when the rent was reduced to $4,514 per month. The lease arrangement expired on March 31, 2015. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months, with agreed rental payments of $4,514 per month. For the three months ended June 30, 2015 and 2014, Man Loong recognized $9,030 and $0, respectively of rental income in the accompanying unaudited condensed consolidated statements of comprehensive income.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and we are subject to federal income tax examinations for the fiscal years ended March 31, 2015 and 2014. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2008. At June 30, 2015, Man Loong had no uncertain tax positions.

We have not provided for U.S. income and foreign withholding taxes on approximately $11,691 of Man Loong’s undistributed earnings for the three months ended June 30, 2015, because such earnings have been retained and reinvested by Man Loong. The Company does not intend to require Man Loong to pay dividends for the foreseeable future and so additional income taxes and applicable withholding taxes that would result from the repatriation of such earnings are not practicably determinable.

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

On March 12, 2015, the Company effected a 10 for 1 stock split, whereby it exchanged 10 of its shares for every 1 share issued at outstanding before the split. Following the share split, the Company has 512,600,000 shares issued and outstanding. All share and per share amounts for the prior period have been retroactively restated to give effect of the 10 for 1 share split.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Standards

In March 2014, we adopted ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for Cumulative Translation Adjustments Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or an Investment in a Foreign Entity. ASU 2013-05 requires entities to release the entire balance of cumulative translation adjustment to the entity’s investment in a foreign entity when there is a; 1) sale of the subsidiary or group of net assets within the foreign entity; 2) loss of controlling financial interest in an investment in a foreign entity; or, 3) a step acquisition of a foreign entity such that the reporting entity changes from the equity method to consolidation of the foreign entity. ASU 2013-05 was effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In March 2014, we adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2013-11 state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02 Consolidations (Topic 810) Amendments to the Consolidation Analysis. ASU 2015-02 simplifies consolidation accounting for VIEs by placing more emphasis on the risk of loss and simplifying the application of related party guidance when determining whether a controlling financial interest in a VIE exists. ASU 2015-02 also simplifies consolidation analysis for public and private companies in several industries that typically make use of limited partnerships. ASU 2015-02 is effective for years beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
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

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of June 30, 2015 and March 31, 2015:

	Unaudited	Audited
	June 30, 2015	March 31,2015
Current
Prepaid rent and occupancy expenses	$275,737	$52,452

Noncurrent
Rent and occupancy deposits	-	223,470
Total deposits and prepaid expenses	$275,737	$275,922

4.	Loan receivable from Global Long

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) HKD$6,000,000. Global Long is registered in Hong Kong and through its subsidiaries in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

The Company determined that the loan to Global Long does not give the Company a variable interest in Global Long and that Global Long is not a variable interest entity (“VIE”) because Man Loong does not have the power to direct any of the activities of Global Long that significantly impact its economic performance. Accordingly, the Company has not consolidated Global Long into its unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

5.	Loan receivable from eBullion Trade

In July 2013, the Company’s wholly-owned subsidiary Man Loong, loaned eBullion Trade Company Limited (“eBullion Trade”) $997,049 (RMB 6,100,000). eBullion Trade is a development stage entity pursuing a license in the Peoples’ Republic of China for the purpose of engaging in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”).

The Company determined that the loan to eBullion Trade gave the Company a variable interest in eBullion Trade and that eBullion Trade is a variable interest entity (“VIE”) because the equity investor of eBullion Trade on the date of the loan lacked sufficient equity at risk to finance its activities without the loan. However, the Company determined that it was not the primary beneficiary of the VIE, because Man Loong did not have the power to direct the activities of the VIE that significantly impacted its economic performance. Accordingly, the Company has not consolidated eBullion Trade into its unaudited condensed consolidated financial statements.

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

6.	Equipment

Equipment, including leasehold improvements, consisted of the following as of June 30, 2015 and March 31, 2015:

	Unaudited	Audited
	June 30, 2015	March 31, 2015
Office equipment	$305,694	$305,557
Computer equipment	41,564	41,546
Furniture and fixtures	56,141	56,117
	403,399	403,220
Less: Accumulated depreciation	(198,302)	(178,089)
Equipment, net	$205,097	$225,131

Depreciation expense was $20,171 and $20,169 for the three months ended June 30, 2015 and 2014, respectively, and was recorded as depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of comprehensive income.

7.	Customer Deposits

Customer deposits were $137,824 and $92,613 at June 30, 2015 and March 31, 2015, respectively, and were recorded as a current liability in the accompanying unaudited condensed consolidated balance sheets.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

8.	General and Administrative Expenses

General and administrative expenses consist of the following for the three months ended June 30, 2015 and 2014.

	2015	2014
Marketing expenses	$87,350	$80,946
Trading platform rent	44,281	46,347
Transportation	17,348	17,318
Internet	4,454	5,930
Travel and entertainment	3,151	3,741
Computers and software	7,795	14,332
Legal and professional	26,266	78,233
Licenses	1,896	730
Occupancy	149,540	147,547
Advertising	1,878	2,634
Other taxes	-	1,050
Other	19,270	33,510
Total general and administrative expenses	$363,229	$432,318

9.	Income Taxes

Income before income taxes as shown in the accompanying unaudited condensed consolidated statements of comprehensive income is summarized below for the three months ended June 30, 2015 and 2014.

	2015	2014
United States	$(9,644)	$(66,124)
Hong Kong	13,221	118,327
Income before income taxes	$3,577	$52,203

Under Hong Kong Profits Tax Law the Company is subject to profits tax at a statutory rate of 16.5% on income reported in its statutory financial statements after appropriate tax adjustments.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

9.	Income Taxes, Continued

The income tax provision (benefit) consists of the following for the three ended June 30, 2015 and 2014:

	2015	2014
Current:
United States	$-	$-
Hong Kong	4,180	21,793
Total current provision	4,180	21,793

Deferred:
United States	-	-
Hong Kong	(2,650)	(2,593)
Total deferred benefit	(2,650)	(2,593)

Total income tax provision	$1,530	$19,200

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes is as follows:

	2015	2014
Income tax provision at the U.S. statutory tax rate	$537	$8,051
Valuation allowance on U.S. net operating loss	1,447	11,531
Impact of foreign operations	(2,314)	(4,356)
Other	1,860	3,974
Total income tax provision	$1,530	$19,200

At June 30, 2015, we had U.S. net operating loss carryforwards of approximately $295,000 which expire in 2035. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $102,000 as of June 30 2015.

At June 30 and March 31, 2015, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $13,174 and $10,522, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as June 30 and March 31, 2015.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company has incurred no interest or penalties during the three months ended June 30, 2015 and 2014.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

10.	Earnings Per Share

Earnings per share (“EPS”) information for the three months ended June 30, 2015 and 2014 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three months ending June 30, 2015 and 2014, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore basic and diluted earnings per share for the respective periods are the same.

	2015	2014
Numerator
Net income attributable to common shareholders	$2,047	$33,003

Denominator
Weighted average shares of common stock (basic and diluted)	512,600,000	512,600,000

Basic and diluted earnings per share	$0.00	$0.00

11.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent as a component of general and administrative expenses. Included in trading platform rental fees in the accompanying unaudited condensed consolidated statements of comprehensive income for the three months ended June 30, 2015 and 2014, are rental fees which were paid to True Technology of $11,610 and $11,609 respectively.

Included in employee compensation and benefits in the accompanying unaudited condensed consolidated statements of comprehensive income for the three months ending June 30, 2015 and 2014, are salaries and director compensation of $7,740 and $11,609 respectively, which were paid to two of the Company’s shareholders.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

12.	Commitments

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

Years ending June 30,

2016	287,477
2017	34,807
$322,283

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Expressed in US Dollars)

13.	Common Stock

On April 3, 2013, the Company issued 507,600,000 of its common stock as founder shares in exchange for 100% of Man Loong’s outstanding shares to complete the Merger.

Subsequent to the Merger, the Company issued 5,000,000 shares of common stock, with par value $0.0001 to various investors for total cash proceeds of $240,044.

On March 12, 2015, eBullion increased the number of its authorized shares from 500,000,000 to 1,000,000,000. The par value of the Company’s shares remained unchanged at $.0001. The Company also effected a 10 for 1 stock split, whereby it exchanged 10 of its shares for every 1 share issued at outstanding before the split. Following the share split, the Company has 512,600,000 shares issued and outstanding. All share and per share amounts for the prior period have been retroactively restated to give effect of the 10 for 1 share split.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015, found in our Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

On April 3, 2013, we entered into a Contribution Agreement with the shareholders of Man Loong, whereby we acquired 100% of the issued and outstanding capital stock of Man Loong from its stockholders, in exchange for 507,600,000 newly issued shares of our common stock, with a par value of $0.0001. After the transaction, Man Loong became our wholly owned subsidiary.

This share exchange transaction (the “Merger”) was accounted for as a recapitalization whereby Man Loong was the acquirer for financial reporting purposes and eBullion was the acquired company.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger were those of Man Loong and were recorded at the historical cost basis.  The consolidated financial statements after completion of the Merger include the assets and liabilities of eBullion and Man Loong, historical operations of Man Loong and operations of eBullion from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  In conjunction with the Merger, Man Loong received no cash and assumed no liabilities of eBullion.

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms and in times of low gold and silver price volatility Man Loong’s agents’ customers decrease the number of trades. The number of agents and their customers were substantially unchanged during the three months ended June 30, 2015 and 2014 and the price of gold remained in its current trading range of approximately $1,200 per ounce, additionally, the price of silver remained in its current trading range of approximately $15 per ounce.  For the three months ended June 30, 2015, revenues decreased by $140,334 or 20.8%, as compared to the three months ended June 30, 2014. Revenues decreased primarily because of the continued lack of volatility in gold and silver prices. A decrease in the number of agents and their customers or the continued lack of volatility in gold prices in the future could result in declines in trade revenue compared to past results.}

Our principal offices are located at 80 Broad Street, New York, New York 10004, (212) 837-7858.  Man Loong currently has one office in Hong Kong.  Man Loong’s principal executive offices are located at 8/F, Tower 5, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong. The telephone number at Man Loong’s principal executive office is +852-2155-3999. All of Man Loong’s transactions and the technologies, including the servers that carry out these transactions, are all processed and located in Hong Kong.

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

Results of Operations for the Quarters Ended June 30, 2015 and 2014

Man Loong’s revenue was $534,141 and $674,475 for the quarters ended June 30, 2015 and 2014, respectively, a decrease of $140,334 or 20.8%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the three months ended June 30, 2015 and 2014, the number of agents and their customers have remained constant. We believe that the lack of volatility in gold and silver prices during the three months ended June 30, 2015, resulted in the decrease in revenue from the prior quarter. This lack of volatility in gold and silver prices could continue to result in less trade revenue as it has in the past.

Total expenses were $549,305 for the quarter ended June 30, 2015 as compared to $658,737 for the quarter ended June 30, 2014, a decrease of $109,432 or 17%.   Approximately 66% of our total expenses for the quarter ended June 30, 2015 were attributed to general and administrative expenses compared to 66% for the quarter ended June 30, 2014.  Man Loong’s largest general and administrative expense historically has been its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services.  Marketing expense was $87,350 or 16% of Man Loong’s total expenses for the quarter ended June 30, 2015 and $80,944 or 12% of Man Loong’s total expenses for the quarter ended June 30, 2014. The increase in marketing expenses in the quarter ended June 30, 2015 as compared to the prior year was the result of Man Loong increasing headcount and expanding its marketing effort to attract new agents and customers.  Man Loong’s other two large expenses were (i) its trading platform hosting and rent which was $44,281or 8% of its total expenses for the quarter ended June 30, 2015 and $46,347 or 7% of its total expenses for the quarter ended June 30, 2014 and (ii) its occupancy costs for the rent and management fee paid for its offices which was $149,540 or 27% of Man Loong’s total expenses for the quarter ended June 30, 2015 and $147,547 or 22% of its total expenses for the quarter ended June 30, 2014. For the quarters ended June 30, 2015 and 2014, employee compensation and benefits was $165,905 and $206,250 or 30% and 31% of Man Loong’s total expenses for the quarters ended June 30, 2015 and 2014, respectively.

Man Loong’s net income was $2,047 for the quarter ended June 30, 2015, compared to net income of 33,003 for the quarter ended June 30, 2014 a decrease of $30,956 or 94%.  The decrease in net income was primarily the result of Man Loong’s decrease in revenue while its, occupancy and marketing expenses increased as a percentage of revenue, offset in part by a decrease in employee compensation and trade platform rent expense as a percentage of revenue for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014.

LIQUIDITY

To date, eBullion has funded its operations from cash flows generated from operations. As of June 30, 2015 eBullion had cash totaling $1,500,360, total assets of $3,220,986, total liabilities of $306,170 and working capital of $1,922,575. Net cash used in operations for the three months ended June 30, 2015 was 239,698 as compared to $145,036 for the three months ended June 30, 2014. The increase in net cash used in operations for the three months ended June 30, 2015 included a decrease in net income of $30,956, an increase in commissions receivable of $292,932, a decrease in accounts pay able and accrued liabilities of $15,962 and a decrease in deferred income taxes of $2,650, offset by a decrease in deposits and prepaid expenses of $258, an increase in income taxes payable of $4,180, and an increase in customer deposits of $45,190. Net cash used in investing activities was $774,020 for the three months ended June 30, 2015 compared to net cash provided by investing activities for the three months ended June 30, 2013 of $997,604. The increase in net cash used in investing activities for the three months ended June 30, 2015 was primarily because Man Loong loaned $774,020 to Global Long Limited Inc. (“Global Long”) during the three months ended June 30, 2015 while the loan receivable from eBullion Trade was repaid in the three months ended June 30, 2015. Global Long is registered in Hong Kong and through its subsidiaries in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE. Net cash provided by (used in) financing activities was $0 and $0 for the three months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and for the three months then ended, Man Loong’s customer deposits increased from $92,613 at March 31, 2015 to $137,824 at June 30, 2015, an increase of $45,211 or 49%. Man Loong has been working with its agents and their customers to reduce the number of customers who hold the minimum deposit required to secure the customer’s account from trading losses with Man Loong instead of with the customer’s agent.  However, Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future if that service is requested by Man Loong’s agents and their customers.

As of June 30, 2015 and for the three months then ended, Man Loong’s commission receivables increased from $118,298 at March 31, 2015 to $411,242 at June 30, 2015, an increase of $292,944 or 248%. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on these commissions receivable, and we continue working with our agents to improve the payment times of commissions accrued but unpaid at the end of each month. As of June 30, and March 31, 2015, we had no reserve for credit losses nor have we incurred any bad debts for the three months ended June 30, 2015 and 2014.

No dividends were declared or paid in the three months ended June 30, 2015 and 2014 and none are expected to be paid for the foreseeable future.

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

a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are ineffective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

The following information updates, and should be read in conjunction with, information disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015 which was filed with the Securities and Exchange Commission on June 26, 2015. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 other than as set forth below:

RISKS RELATED TO OUR BUSINESS

Our revenue is dependent upon Man Loong’s ability to attract and retain the agents with whom its customers have accounts.

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   The number of agents and their customers remained approximately constant during the years ended March 31, 2015 and 2014 which resulted in a relatively small increase in revenues for the year ended March 31, 2015.  The number of agents and their customers remained approximately constant during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, however revenues decreased $140,334 or 20.8% in the first quarter of 2015 compared to the first quarter of 2014. Although Man Loong has spent significant financial resources on support services for agents and their customers, marketing expenses and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents. In particular, we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of June 30 and March 31, 2015, Man Loong had $1.5 million and $2.5 million in cash, respectively, and $3.2 million and $3.2 million, respectively, in total assets, respectively.  We were in compliance with these requirements as of June 30 and March 31, 2015.

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

EBULLION, INC.

Date: August 11, 2015	By:	/s/ KEE YUEN CHOI
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: August 11, 2015	By:	/s/ CHUI CHUI LI
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

