Form 10-Q
period 2015-09-30
eBullion, Inc.
filed 2015-11-16
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☑

As of November 16, 2015 there were 512,600,000 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, volatility of gold and silver prices, our ability to attract new agents and customers and retain the agents and customers that we currently have, our ability to protect and maintain our intellectual property, the ability of our licensors to obtain and maintain patent protection for the technology or products that we license, our reliance on third-parties, competitive developments, the effect of current and future legislation and regulation and regulatory actions, as well as other risks described more fully in this Quarterly Report on Form 10-Q.

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

eBullion, Inc.

Condensed Consolidated Balance Sheets

As of September 30 and March 31, 2015

(Expressed in US dollars)

	Unaudited September 30, 2015	Audited March 31, 2015
ASSETS
Current Assets
Cash	$1,445,818	$2,513,423
Commissions receivable	40,510	118,298
Deposits and prepaid expenses	338,035	52,452
Prepaid income taxes	41,419	41,396
Total current assets	1,865,782	2,725,569

Noncurrent Assets
Deposits and prepaid expenses	147,398	223,470
Equipment, net	185,033	225,131
Loan receivable from Global Long	774,199	-
Deferred income taxes	15,828	10,522
Total noncurrent assets	1,122,458	459,123

Total assets	$2,988,240	$3,184,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$31,784	35,048
Customer deposits	153,974	92,613
Income taxes	149,234	145,883
Total current liabilities	334,992	273,544

Total liabilities	334,992	273,544

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding (1)	51,260	51,260
Additional paid in capital (1)	1,477,404	1,477,404
Retained earnings	1,123,501	1,383,704
Accumulated other comprehensive income (loss)	1,083	(1,220)
Total shareholders’ equity	2,653,248	2,911,148
Total liabilities and shareholders’ equity	$2,988,240	$3,184,692

(1)	The capital accounts of the Company have been restated to reflect the 10 for 1 stock split which was effective in March 2015. See Note 13 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBulllion, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended September 30, 2015 and 2014

(Expressed in US dollars

	Six Months Ended		Three Months Ended
	2015	2014	2015	2014
REVENUES

Commission revenue	$842,567	$1,512,236	$308,419	$803,613

EXPENSES
General and administrative	765,317	813,594	402,090	381,274
Employee compensation and benefits	328,615	405,894	162,709	199,643
Depreciation	40,344	40,343	20,172	20,174
Total expenses	1,134,276	1,259,831	584,971	601,091

INCOME (LOSS) FROM OPERATIONS	(291,709)	252,405	(276,552)	202,522

OTHER INCOME
Rental income	9,030	-	-	-
Interest income, net	21,356	2,323	11,645	17
Total other income	30,386	2,323	11,645	17

INCOME (LOSS) BEFORE INCOME TAXES	(261,323)	254,728	(264,907)	202,539

INCOME TAX PROVISION (BENEFIT)
Current	4,180	62,621	-	40,830
Deferred	(5,300)	(5,187)	(2,650)	(2,594)
Total income tax provision (benefit)	(1,120)	57,434	(2,650)	38,236

NET INCOME (LOSS)	(260,203)	197,294	(262,257)	164,303

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	2,303	(2,399)	682	(2,460)
COMPREHENSIVE INCOME (LOSS)	$(257,900)	$194,895	$(261,575)	$161,843

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted (1)	512,600,000	512,600,000	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

(1)	The Company’s weighted average common shares outstanding for both basic and diluted earnings per share have been restated for the effects of the 10 for 1 stock split which was effective in March 2015. See Note 13 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended March 31, 2015 and Six Months Ended September 30, 2015

(Expressed in US dollars)

	Common Stock		Additional		Accumulated Other	Total
	Number of	Par	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2014 – Audited (1)	512,600,000	$51,260	$1,477,404	$846,405	$(1,017)	$2,374,052

Net income	-	-	-	537,299	-	537,299

Foreign currency translation adjustment	-	-	-	-	(203)	(203)

BALANCE, March 31, 2015 - Audited	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

Net loss	-	-	-	(260,203)	-	(260,203)

Foreign currency translation adjustment	-	-	-	-	2,303	2,303

BALANCE, September 30, 2015 - Unaudited	512,600,000	$51,260	$1,477,404	$1,123,501	$1,083	$2,653,248

(1)	The capital accounts of the Company have been restated to reflect the 10 for 1 stock split which was effective in March 2015. See Note 13 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2015 and 2014

(Expressed in US dollars)

	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(260,203)	$197,294
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization	40,344	40,343
Changes in operating assets and liabilities:
Commissions receivable	77,838	(46,916)
Account receivable	-	(22,705)
Amount due from shareholder	-	(29,699)
Deposits and prepaid expenses	(209,317)	1,815
Accounts payable and accrued liabilities	(3,466)	(27,081)
Customer deposits	61,297	31,065
Income taxes payable	4,180	62,621
Deferred income taxes	(5,300)	(5,187)
Net cash provided by (used in) operating activities	(294,627)	201,550

INVESTING ACTIVITIES:
Loan receivable from eBullion Trade	-	997,736
Loan receivable from Global Long	(774,042)	-
Net cash provided by (used in) investing activities	(774,042)	997,736

NET INCREASE (DECREASE) IN CASH	(1,068,669)	1,199,286
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,064	(2,219)
Cash, beginning of period	2,513,423	808,039
Cash, end of period	$1,445,818	$2,005,106
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2015 and 2014
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

Principles of Consolidation

The unaudited condensed consolidated financial statements as of Sept 30, 2015 and March 31, 2015 and for the three and six months ended September 30, 2015 and 2014, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

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

Reclassifications

Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Such reclassifications had no effect on net income (loss).

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2015 and 2014
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three and six months ended September 30, 2015 and 2014. The total amount charged to advertising expense was $4,696 and $9,173 for the six months ended September 30, 2015 and 2014, respectively, and $2,818 and $6,540 for the three months ended September 30, 2015 and 2014, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of six months or less. As of September 30, 2015 and March 31, 2015, the Company had no cash equivalents.

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
For the Three and Six Months Ended September 30, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of September 30, 2015 and March 31, 2015, the Company had no reserve for credit losses nor had it incurred any bad debts for the three and six months ended September 30, 2015 and 2014.

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

Gain or loss on disposal of equipment is the difference between net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized as income or loss in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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
For the Three and Six Months Ended September 30, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Reporting Currency and Foreign Currency Translation

As of September 30 and March 31, 2015 and for the three and six months ended September 30, 2015 and 2014, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates at September 30 and March 31, 2015 and for the three and six months ended September 30, 2015 and 2014 are as follows:

	2015	2014

Year end March 31, 2015 USD/HKD exchange rate	7.7542
Period end USD/HKD exchange rate	7.7500	7.7632
Average USD/HKD exchange rate:
Six months ended September 30	7.7515	7.7517
Three months ended September 30	7.7513	7.7507

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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at September 30, 2015 and March 31, 2014 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at September 30, 2015 and March 31, 2015 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at September 30, 2015 and March 31, 2015.

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) as September 30, 2015 and 2014 consist of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Rental Income

Rental income consists of rent charged for a portion of Man Loong’s office facility which is leased on a short term lease arrangement. Agreed rental payments were $11,350 per month from April 1, 2014 until January 1, 2015, when the rent was reduced to $4,514 per month. The lease arrangement expired on March 31, 2015. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months, with agreed rental payments of $4,514 per month. For the six months ended September 30, 2015 and 2014, Man Loong recognized rental income of $9,030 and $0, respectively, and $0 and $0 for the three months ended September 30, 2015 and 2014, respectively in the accompanying unaudited condensed consolidated statements of comprehensive income.

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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and the Company is subject to federal income tax examinations for the fiscal years ended March 31, 2015 and 2014. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2008. At September 30, 2015, Man Loong had no uncertain tax positions.

Historically, we have not provided for U.S. income and foreign withholding taxes on Man Loong’s undistributed earnings, because such earnings have been retained and reinvested by Man Loong. The Company does not intend to require Man Loong to pay dividends for the foreseeable future and so additional income taxes and applicable withholding taxes that would result from the repatriation of such earnings are not practicably determinable.

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding during the period.

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

The Company does not have any securities that may potentially dilute its basic earnings (loss) per share.

On March 12, 2015, the Company effected a 10 for 1 stock split, whereby it exchanged 10 of its shares for every 1 share issued at outstanding before the split. Following the share split, the Company has 512,600,000 shares issued and outstanding. All share and per share amounts for the prior period have been retroactively restated to give effect of the 10 for 1 share split.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2015 and 2014
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

In August 2015, the FASB issued ASU 2015-14 Revenue From Contracts With Customers (Topic 606) Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts With Customers (Topic 606) to years beginning after December 31, 2018 and early adoption is permitted. ASU 2014-09 clarifies the principles for revenue recognition and develops common revenue recognition standards for US GAAP and International Financial Reporting Standards (IFRS). The adoption of ASU 2015-14 and ASU 2014-09 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements, Continued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of September 30, 2015 and March 31, 2015:

	Unaudited	Audited
	September 30, 2015	March 31, 2015
Current
Prepaid rent and occupancy expenses	$338,035	$52,452

Noncurrent
Rent and occupancy deposits	147,398	223,470
Total deposits and prepaid expenses	$485,433	$275,922

4.	Loan receivable from Global Long

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) $774,199 (HKD$6,000,000). Global Long is registered in Hong Kong and through its subsidiaries in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

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
For the Three and Six Months Ended September 30, 2015 and 2014
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

The Company determined that the loan to eBullion Trade gave the Company a variable interest in eBullion Trade and that eBullion Trade was a variable interest entity (“VIE”) because the equity investor of eBullion Trade on the date of the loan lacked sufficient equity at risk to finance its activities without the loan. However, the Company determined that it was not the primary beneficiary of the VIE, because Man Loong did not have the power to direct the activities of the VIE that significantly impacted its economic performance. Accordingly, the Company did not consolidate eBullion Trade into its unaudited condensed consolidated financial statements.

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

6.	Equipment

Equipment, including leasehold improvements, consisted of the following as of September 30, 2015 and March 31, 2015:

	Unaudited	Audited
	September 30, 2015	March 31, 2015
Office equipment	$305,784	$305,557
Computer equipment	41,577	41,546
Furniture and fixtures	56,157	56,117
	403,518	403,220
Less: Accumulated depreciation	(218,485)	(178,089)
Equipment, net	$185,033	$225,131

Depreciation expense was $40,344 and $40,343 for the six months ended September 30, 2015 and 2014, respectively, and $20,172 and $20,174 for the three months ended September 30, 2015 and 2014, respectively and was recorded as depreciation expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

7.	Customer Deposits

Customer deposits were $153,974 and $92,613 at September 30, 2015 and March 31, 2015, respectively, and were recorded as a current liability in the accompanying condensed consolidated balance sheets.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2015 and 2014
(Expressed in US Dollars)

8.	General and Administrative Expenses

General and administrative expenses consist of the following for the three and six months ended September 30, 2015 and 2014.

	Unaudited	Unaudited	Unaudited	Unaudited
	Six months	Six months	Three months	Three months
	2015	2014	2015	2014
Marketing expenses	$172,108	$148,532	$84,758	$67,584
Trading platform rent	83,465	93,909	39,183	47,562
Transportation	29,803	36,358	12,457	19,040
Internet	8,908	12,214	4,454	6,284
Travel and entertainment	3,852	7,799	701	4,058
Computers and software	16,237	21,612	8,442	7,279
Legal and professional	80,354	122,267	54,088	44,033
Licenses	26,969	1,551	25,073	821
Occupancy	298,774	295,508	149,234	147,961
Advertising	4,696	9,173	2,818	6,540
Other taxes	-	1,050	-	-
Other	40,151	63,621	20,882	30,112
Total general and administrative expense	$765,317	$813,594	$402,090	$381,274

9.	Income Taxes

Income (loss) before income taxes as shown in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) is summarized below for the three and six months ended September 30, 2015 and 2014.

	Unaudited	Unaudited	Unaudited	Unaudited
	Six months	Six months	Three months	Three months
	2015	2014	2015	2014
United States	$(26,089)	$(97,291)	$(16,445)	$(31,167)
Hong Kong	(235,234)	352,019	(248,462)	233,706
Income before income taxes	$(261,323)	$254,728	$(264,907)	$202,539

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2015 and 2014
(Expressed in US Dollars)

9.	Income Taxes, Continued

The provision (benefit) for income taxes consists of the following for the three and six months ended September 30, 2015 and 2014:

	Unaudited	Unaudited	Unaudited	Unaudited
	Six months	Six months	Three months	Three months
	2015	2014	2015	2014
Current:
United States	$-	$-	$-	$-
Hong Kong	4,180	62,621	-	40,830
Total current provision	4,180	62,621	-	40,830

Deferred:
United States	-	-	-	-
Hong Kong	(5,300)	(5,187)	(2,650)	(2,594)
Total deferred benefit	(5,300)	(5,187)	(2,650)	(2,594)

Total income tax provision	$(1,120)	$57,434	$(2,650)	$38,236

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes is as follows:

	Unaudited	Unaudited	Unaudited	Unaudited
	Six months	Six months	Three months	Three months
	2015	2014	2015	2014
Income tax provision (benefit) at the U.S. statutory tax rate	$(88,850)	$86,608	$(90,068)	$68,863
Valuation allowance on U.S. net operating loss carryforwards	8,870	33,079	5,591	10,597
Impact of foreign operations	78,860	(61,603)	81,827	(40,899)
Other	-	(650)	-	(325)
Income tax provision (benefit)	$(1,120)	$57,434	$(2,650)	$38,236

At September 30, 2015, the Company had U.S. net operating loss carryforwards which expire in 2035. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, the Company has recorded a valuation allowance against all of the net operating loss carryforwards as of September 30 2015.

At September 30 and March 31, 2015, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $15,282 and $10,522, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as of September 30 and March 31, 2015.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company has incurred no interest or penalties during the three and six months ended September 30, 2015 and 2014.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2015 and 2014
(Expressed in US Dollars)

10.	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) information for the three and six months ended September 30, 2015 and 2014 was determined by dividing net income (loss) for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three and six months ending September 30, 2015 and 2014, the Company did not have any securities that may potentially dilute basic earnings (loss) per share. Therefore basic and diluted earnings (loss) per share for the respective years are the same.

	Unaudited	Unaudited	Unaudited	Unaudited
	Six months	Six months	Three months	Three months
	2015	2014	2015	2014
Numerator
Net income (loss) attributable to common shareholders	$(260,203)	$197,294	$(262,257)	$164,303

Denominator
Weighted average shares of common stock (basic and diluted)	51,260,000	51,260,000	51,260,000	51,260,000

Basic and diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

11.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent expense as a component of general and administrative expenses. Included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the six months ended September 30, 2015 and 2014, are rental fees which were paid to True Technology of $23,221 and $23,224 respectively. Rental fees paid to True Technology for the three months ended September 30, 2015 and 2014 were $11,611 and $11,612 respectively.

Included in employee compensation and benefits in the accompanying unaudited condensed consolidated statements of comprehensive income for the six months ending September 30, 2015 and 2014, are salaries and director compensation of $15,841 and $23,220 respectively, which were paid to two of the Company’s directors and shareholders. Compensation and benefits paid to these shareholders for the three months ended September 30, 2015 and 2014 were $7,740 and $11,612 respectively.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2015 and 2014
(Expressed in US Dollars)

12.	Commitments

The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2019.

In December 2012, the Company entered into a lease agreement on approximately 10,000 square feet of office space which replaced its previous office facilities. The Company occupied the space in January 2013. Under terms of the lease, the Company paid approximately $192,000 in lease deposits and was committed to lease and management fee payments of approximately $46,647 per month for 29 months.

In September 2015, the Company entered into a new lease agreement on approximately 5,500 square feet of office space which will replace its previous office facilities. The Company will occupy the space in December 2015. Under terms of the lease, the Company paid approximately $147,397 in lease deposits and is committed to lease and management fee payments of approximately $27,209 per month for 35 months.

On May 27, 2011, the Company entered into an agreement with True Technology, a company under common control under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fees paid to True Technology are approximately $12,894 per month for 12 months after which the fees were reduced to $3,868 per month for 24 months. Subsequent to year end, the trading platform lease with True Technology was renewed for 2 years with monthly payment of approximately $3,868 until March 31, 2017.

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending September 30,

2016	$422,714
2017	349,408
2018	326,203
2019	13,592
$1,111,916

13.	Common Stock

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms and in times of low gold and silver price volatility Man Loong’s agents’ customers decrease the number of trades. The number of agents was substantially unchanged during the three and six months ended September 30, 2015 and 2014, however, the number of agent customers decreased by 2 during the three months ended September 30, 2015 and those 2 customers historically accounted for more than 10% of commission revenue.  Additionally, the price of gold remained in its current trading range of approximately $1,200 per ounce and the price of silver remained in its current trading range of approximately $15 per ounce.  For the three and six months ended September 30, 2015, revenues decreased by $495,194 or 61.6%, and $669,669 or 44.3%, respectively, as compared to the three and months ended September 30, 2014. We believe that revenues decreased primarily because of the continued lack of volatility in gold and silver prices. A decrease in the number of agents and their customers or the continued lack of volatility in gold prices in the future could result in declines in trade revenue compared to past results.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Man Loong’s revenue was $308,419 and $803,613 for the quarters ended September 30, 2015 and 2014, respectively, a decrease of $495,194 or 61.6%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the three months ended September 30, 2015 and 2014, the number of agents remained constant, however the number of agent customers decreased by 2 during the three months ended September 30, 2015 and those 2 customers historically accounted for more than 10% of commission revenue. We believe that the lack of volatility in gold and silver prices during the three months ended September 30, 2015, was the primary cause of the decrease in revenue from the prior quarter. The lack of volatility in gold and silver prices and decreases in the number of agents and their customers could continue to result in less trade revenue as it has in the past.

Total expenses were $584,971 for the quarter ended September 30, 2015 as compared to $601,091 for the quarter ended September 30, 2014, a decrease of $16,120 or 2.7%.   Approximately 69% of our total expenses for the quarter ended September 30, 2015 were attributed to general and administrative expenses compared to 63% for the quarter ended September 30, 2014.  Man Loong’s largest general and administrative expense historically has been its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services.  Marketing expense was $84,758 or 14% of Man Loong’s total expenses for the quarter ended September 30, 2015 and $67,584 or 11% of Man Loong’s total expenses for the quarter ended September 30, 2014. The increase in marketing expenses in the quarter ended September 30, 2015 as compared to the prior year was the result of Man Loong increasing headcount and expanding its marketing effort to attract new agents and customers.  Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $39,183 or 7% of its total expenses for the quarter ended September 30, 2015 and $47,562 or 8% of its total expenses for the quarter ended September 30, 2014, (ii) its legal and professional expense which was $54,088 or 9% of its total expenses for the quarter ended September 30, 2015 and $44,033 or 7% of its total expenses for the quarter ended September 30, 2014 and (iii) its occupancy costs for the rent and management fee paid for its offices which was $149,234 or 26% of Man Loong’s total expenses for the quarter ended September 30, 2015 and $147,961 or 25% of its total expenses for the quarter ended September 30, 2014. For the quarters ended September 30, 2015 and 2014, employee compensation and benefits was $162,709 and $199,643 or 28% and 33% of Man Loong’s total expenses for the quarters ended September 30, 2015 and 2014, respectively.

Net loss was $262,257 for the quarter ended September 30, 2015, compared to net income of $164,303 for the quarter ended September 30, 2014 a decrease of $426,560 or 260%.  The decrease in net income was primarily the result of Man Loong’s decrease in revenue while its, marketing, occupancy and legal and professional expenses increased as a percentage of revenue, offset in part by a decrease in employee compensation and trade platform rent expense as a percentage of revenue for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014.

Results of Operations for the Six Months Ended September 30, 2015 and 2014

Man Loong’s revenue was $842,567 and $1,512,236 for the six months ended September 30, 2015 and 2014, respectively, a decrease of $669,669 or 44.3%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the six months ended September 30, 2015 and 2014, the number of agents remained constant, however the number of agent customers decreased by 2 during the three months ended September 30, 2015 and those 2 customers historically accounted for more than 10% of commission revenue. We believe that the lack of volatility in gold and silver prices during the six months ended September 30, 2015, was the primary cause for the decrease in revenue from the prior year. The lack of volatility in gold and silver prices and decreases in the number of agents and their customers could continue to result in less trade revenue as it has in the past.

Total expenses were $1,134,276 for the six months ended September 30, 2015 as compared to $1,259,831 for the six months ended September 30, 2014, a decrease of $125,555 or 10%.   Approximately 67% of our total expenses for the six months ended September 30, 2015 were attributed to general and administrative expenses compared to 65% for the six months ended September 30, 2014.  Man Loong’s largest general and administrative expense historically has been its marketing expense, which includes payment made to agents for their provision of sales, marketing and customer support services.  Marketing expense was $172,108 or 15% of Man Loong’s total expenses for the six months ended September 30, 2015 and $148,532 or 12% of Man Loong’s total expenses for the six months ended September 30, 2014. The increase in marketing expenses in the six months ended September 30, 2015 as compared to the prior year was the result of Man Loong increasing headcount and expanding its marketing effort to attract new agents and customers.  Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $83,465 or 7% of its total expenses for the six months ended September 30, 2015 and $93,909 or 7% of its total expenses for the six months ended September 30, 2014 (ii) its legal and professional expense which was $80,534 or 7% of its total expenses for the six months ended September 30, 2015, and $122,267 or 10% of its total expenses for the six months ended September 30, 2014, and (iii) its occupancy costs for the rent and management fee paid for its offices which was $298,774 or 26% of Man Loong’s total expenses for the six months ended September 30, 2015 and $295,508 or 23% of its total expenses for the six months ended September 30, 2014. For the six months ended September 30, 2015 and 2014, employee compensation and benefits was $328,615 and $405,894 or 29% and 32% of Man Loong’s total expenses for the six months ended September 30, 2015 and 2014, respectively.

Net loss was $260,203 for the six months ended September 30, 2015, compared to net income of $197,294 for the six months ended September 30, 2014 a decrease of $457,497 or 232%.  The decrease in net income was primarily the result of Man Loong’s decrease in revenue while its, occupancy and marketing expenses increased as a percentage of revenue, offset in part by a decrease in employee compensation and legal and professional expense as a percentage of revenue for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014.

LIQUIDITY

To date, eBullion has funded its operations from cash flows generated from operations. As of September 30, 2015 eBullion had cash totaling $1,445,818, total assets of $2,988,240, total liabilities of $334,992 and working capital of $1,530,790. Net cash used in operations for the six months ended September 30, 2015 was $294,627 as compared to net cash provided by operations of $201,550 for the six months ended September 30, 2014. The increase in net cash used in operations for the six months ended September 30, 2015 included a decrease in net income of $457,497, an increase in deposits and prepaid expenses of $209,317, a decrease in accounts payable and accrued liabilities of $3,466 and an increase in deferred income taxes of $5,300, offset by a decrease in commissions receivable of $77,838, an increase in customer deposits of $61,297, and an increase in income taxes payable of $4,180. Net cash used in investing activities was $774,042 for the six months ended September 30, 2015 compared to net cash provided by investing activities for the six months ended September 30, 2014 of $997,736. The increase in net cash used in investing activities for the six months ended September 30, 2015 was primarily because Man Loong loaned $774,199 to Global Long Limited Inc. (“Global Long”) during the six months ended September 30, 2015 while the loan receivable from eBullion Trade was repaid in the six months ended September 30, 2014. Global Long is registered in Hong Kong and through its subsidiaries in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming the first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE. Net cash provided by (used in) financing activities was $0 and $0 for the six months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and for the six months then ended, Man Loong’s customer deposits increased from $92,613 at March 31, 2015 to $153,974 at September 30, 2015, an increase of $61,361 or 66.2%. Man Loong has been working with its agents and their customers to reduce the number of customers who hold the minimum deposit required to secure the customer’s account from trading losses with Man Loong instead of with the customer’s agent.  However, Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future if that service is requested by Man Loong’s agents and their customers.

As of September 30, 2015 and for the six months then ended, Man Loong’s commission receivables decreased from $118,298 at March 31, 2015 to $40,510 at September 30, 2015, a decrease of $77,788 or 65.8%. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on these commissions receivable, and we continue working with our agents to improve the payment times of commissions accrued but unpaid at the end of each month. As of September 30, and March 31, 2015, we had no reserve for credit losses nor had we incurred any bad debts for the three and six months ended September 30, 2015 and 2014.

As of September 30, 2015 and for the six months then ended, Man Loong’s deposits and prepaid expenses increased from $275,922 at March 31, 2015 to $485,433 at September 30, 2015, an increase of $209,511 or 75.9%. Deposits and prepaid expenses .consist primarily of prepaid rent and occupancy expenses on Man Loong’s principal offices in Hong Kong. On September 15, 2015, Man Loong entered into a lease agreement on new office space to replace its existing offices which required Man Loong to pay an additional deposit. When Man Loong occupies the new offices, the rent and occupancy deposits related to the former offices of approximately $275,922 will be refunded to Man Loong.

No dividends were declared or paid in the six months ended September 30, 2015 and 2014 and none are expected to be paid for the foreseeable future.

Commitments

eBullion is committed to paying a monthly fee of approximately $3,868 until March 31, 2017 to, True Technology Limited for hosting services and use of the trading platform that is the cornerstone of its business.  True Technology is a company owned by Messrs. Choi and Wong, Man Loong’s CEO and a director, respectively. Additionally, in December 2012, Man Loong entered into a lease for its principal office space, which lease expires in December 2015 and requires monthly payments of approximately $47,236. In September 2015, Man Loong entered into a lease for replacement office space which requires monthly payments of approximately $27,209, a decrease of $20,027 per month. The new lease expires in October 2018.

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

a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are ineffective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   The number of agents remained constant during the three and six months ended September 30, 2015 compared to the three and six months ended September 30, 2014, however for the three months ended September 30, 2015, the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. For the three and six months ended September 30, 2015, revenues decreased by $495,194 or 61.6%, and $669,669 or 44.3%, respectively, as compared to the three and months ended September 30, 2014. Although Man Loong has spent significant financial resources on support services for agents and their customers, and marketing and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents and customers. In particular, we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of September 30 and March 31, 2015, Man Loong had $1.45 million and $2.51 million in cash, respectively, and $2.99 million and $3.18 million, respectively, in total assets, respectively.  We were in compliance with these requirements as of September 30 and March 31, 2015.

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

EBULLION, INC.

Date: November 16, 2015	By:	/s/ KEE YUEN CHOI
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: November 16, 2015	By:	/s/ CHUI CHUI LI
Chui Chui Li
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Lease Agreement dated September 15, 2015
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document†
101.SCH*	XBRL Taxonomy Extension Schema Document†
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.

