Form 10-Q
period 2015-12-31
eBullion, Inc.
filed 2016-02-12
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 11, 2016 there were 512,600,000 shares of Common Stock, $0.0001 par value per share, outstanding.

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

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eBullion, Inc.

Condensed Consolidated Balance Sheets

As of December 31 and March 31, 2015

(Expressed in US dollars)

	Unaudited December 31, 2015	Audited March 31, 2015
ASSETS
Current Assets
Cash	$957,321	$2,513,423
Restricted cash	313,864	-
Commissions receivable	42,576	118,298
Deposits and prepaid expenses	37,422	52,452
Prepaid income taxes	41,417	41,396
Total current assets	1,392,600	2,725,569

Noncurrent Assets
Deposits and prepaid expenses	333,183	223,470
Equipment, net	270,511	225,131
Loan receivable from Global Long	774,164	-
Deferred income taxes	-	10,522
Total noncurrent assets	1,377,858	459,123

Total assets	$2,770,458	$3,184,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$44,402	$35,048
Customer deposits	171,643	92,613
Income taxes	149,227	145,883
Total current liabilities	365,272	273,544

Noncurrent Liabilities:
Deferred income taxes	7,159	-
Total noncurrent assets	7,159	-

Total liabilities	372,431	273,544

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding (1)	51,260	51,260
Additional paid in capital (1)	1,477,404	1,477,404
Retained earnings	868,525	1,383,704
Accumulated other comprehensive income (loss)	838	(1,220)
Total shareholders’ equity	2,398,027	2,911,148
Total liabilities and shareholders’ equity	$2,770,458	$3,184,692

(1)	The capital accounts of the Company have been restated to reflect the 10 for 1 stock split which was effective in March 2015. See Note 14 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended December 31, 2015 and 2014

(Expressed in US dollars)

	Nine Months Ended		Three Months Ended
	2015	2014	2015	2014
REVENUES

Commission revenue	$1,371,311	$2,243,653	$528,755	$799,615

EXPENSES
General and administrative	1,221,611	1,164,263	456,239	350,679
Employee compensation and benefits	495,772	598,161	167,158	192,270
Depreciation	64,426	60,504	24,083	20,161
Loss on disposal of equipment	124,846	-	124,860	-
Total expenses	1,906,655	1,822,928	772,340	563,110

INCOME (LOSS) FROM OPERATIONS	(535,344)	420,725	(243,585)	236,505

OTHER INCOME
Rental income	9,031	102,154	-	34,040
Interest income, net	32,999	2,580	11,643	150
Total other income	42,030	104,734	11,643	34,190

INCOME (LOSS) BEFORE INCOME TAXES	(493,314)	525,459	(231,942)	270,695

INCOME TAX PROVISION (BENEFIT)
Current	4,181	112,999	-	50,372
Deferred	17,684	(7,780)	22,987	(2,592)
Total income tax provision (benefit)	21,865	105,219	22,987	47,780

NET INCOME (LOSS)	(515,179)	420,240	(254,929)	222,915

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	2,058	(1,025)	(245)	1,375
COMPREHENSIVE INCOME (LOSS)	$(513,121)	$419,215	$(255,174)	$224,290

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted (1)	512,600,000	512,600,000	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

(1)	The Company’s weighted average common shares outstanding for both basic and diluted earnings per share have been restated for the effects of the 10 for 1 stock split which was effective in March 2015. See Note 14 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended March 31, 2015 and Nine Months Ended December 31, 2015

(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2014 – Audited (1)	512,600,000	$51,260	$1,477,404	$846,405	$(1,017)	$2,374,052

Net income	-	-	-	537,299	-	537,299

Foreign currency translation adjustment	-	-	-	-	(203)	(203)

BALANCE, March 31, 2015 - Audited	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

Net loss	-	-	-	(515,179)	-	(515,179)

Foreign currency translation adjustment	-	-	-	-	2,058	2,058

BALANCE, December 31, 2015 - Unaudited	512,600,000	$51,260	$1,477,404	$868,525	$838	$2,398,027

(1)	The capital accounts of the Company have been restated to reflect the 10 for 1 stock split which was effective in March 2015. See Note 14 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2015 and 2014

(Expressed in US dollars)

	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(515,179)	$420,240
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	64,426	60,504
Loss on disposal of equipment	124,846	-
Changes in operating assets and liabilities:
Commissions receivable	75,775	(162,697)
Deposits and prepaid expenses	(94,500)	1,815
Accounts payable and accrued liabilities	9,070	(5,841)
Customer deposits	78,975	31,060
Prepaid income taxes		54,954
Income taxes payable	4,181	72,887
Deferred income taxes	17,684	(7,780)

Net cash provided by (used in) operating activities	(234,722)	465,142

INVESTING ACTIVITIES:
Purchase of equipment	(234,443)	-
Increase in restricted cash	(313,864)	-
Loan receivable from eBullion Trade	-	997,572
Loan receivable from Global Long	(774,083)	-
Net cash provided by (used in) investing activities	(1,322,390)	997,572

FINANCING ACTIVITIES:
Bank overdraft	-	24,338
Net cash provided by investing activities	-	24,338

NET INCREASE (DECREASE) IN CASH	(1,557,112)	1,487,052
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,010	(892)
Cash, beginning of period	2,513,423	808,039
Cash, end of period	$957,321	$2,294,199
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2015 and 2014
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

Principles of Consolidation

The unaudited condensed consolidated financial statements as of December 31, 2015 and March 31, 2015 and for the three and nine months ended December 31, 2015 and 2014, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

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
For the Three and Nine Months Ended December 31, 2015 and 2014
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three and nine months ended December 31, 2015 and 2014. The total amount charged to advertising expense was $4,696 and $9,172 for the nine months ended December 31, 2015 and 2014, respectively, and $0 and $0 for the three months ended December 31, 2015 and 2014, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of six months or less. As of December 31, 2015 and March 31, 2015, the Company had no cash equivalents. The Company maintains its cash balances in Hong Kong and Canada.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded as restricted cash in the Company’s condensed consolidated balance sheets.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for cash, commissions receivable, loan receivable from Global Long Inc. Limited (“Global Long”), accounts payable and accrued liabilities and customer deposits qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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
For the Three and Nine Months Ended December 31, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments - continued

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of December 31, 2015 and March 31, 2015, the Company has no reserve for credit losses nor has it incurred any bad debts for the three and nine months ended December 31, 2015 and 2014.

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
For the Three and Nine Months Ended December 31, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Reporting Currency and Foreign Currency Translation

As of December 31 and March 31, 2015 and for the three and nine months ended December 31, 2015 and 2014, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates at December 31 and March 31, 2015 and for the three and nine months ended December 31, 2015 and 2014 are as follows:

	2015	2014
Year end March 31, 2015 USD/HKD exchange rate	7.7542
Period end USD/HKD exchange rate	7.7503	7.7574
Average USD/HKD exchange rate:
Nine months ended December 31	7.7511	7.7530
Three months ended December 31	7.7503	7.7555
Period end RMB/HKD exchange rate	1.1941

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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at December 31, 2015 and March 31, 2015 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at December 31, 2015 and March 31, 2015 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at December 31, 2015 and March 31, 2015.

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) as December 31, 2015 and 2014 consist of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2015 and 2014
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Rental Income

Rental income consists of rent charged for a portion of Man Loong’s office facility which was leased on a short term lease arrangement. Agreed rental payments were $11,350 per month from April 1, 2014 until January 1, 2015, when the rent was reduced to $4,514 per month. The lease arrangement expired on March 31, 2015. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months, with agreed rental payments of $4,514 per month. For the nine months ended December 31, 2015 and 2014, Man Loong recognized rental income of $9,031 and $102,154, respectively, and $0 and $34,040 for the three months ended December 31, 2015 and 2014, respectively in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and the Company is subject to federal income tax examinations for the fiscal years ended March 31, 2015 and 2014. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2008. At December 31, 2015, Man Loong had no uncertain tax positions.

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
For the Three and Nine Months Ended December 31, 2015 and 2014
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

In August 2015, the FASB issued ASU 2015-14 Revenue From Contracts With Customers (Topic 606) Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts With Customers (Topic 606) which clarifies the principles for revenue recognition and develops common revenue recognition standards for US GAAP and International Financial Reporting Standards (IFRS). ASU 2015-14 defers the effective date of ASU 2014-09 to years beginning after December 31, 2018 and early adoption is permitted. The adoption of ASU 2015-14 and ASU 2014-09 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred tax assets and liabilities by allowing both balances to be presented as non-current on the balance sheet. ASU 2015-17 is effective for years beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

In November 2015, the Emerging Issues Task Force provided guidance in Issue 15-F Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments. Issue 15-F requires that changes in restricted cash will be classified in the statement of cash flows as investing activities. Adoption other two additional issues concerning the accounting for restricted cash; 1) the definition of restricted cash, and 2) presentation of cash receipts and cash payments that affect restricted cash, were delayed for further consideration. Issue 15-F is effective for all years presented and retrospective adoption is required. The Company has adopted the provisions of Issue 15-F in the accompanying unaudited condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

3.	Restricted Cash

Restricted cash at December 31, 2015 and March 31, 2015 consisted of a USD$313,864 (RMB2,000,000) deposit held in a bank account owned by the CGSE as collateral required to support Man Loong’s application to the CGSE for a license to provide trading services for gold trading positions in the Peoples’ Republic of China. When the application has been approved and the license issued, the restriction will be lifted and Man Loong will be able to access the funds. In the event that the license application is not approved, the CGSE will also remit the funds to Man Loong.

	Unaudited	Audited
	December 31, 2015	March 31, 2015

Restricted cash	$313,864	$-

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2015 and 2014
(Expressed in US Dollars)

4.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of December 31, 2015 and March 31, 2015:

	Unaudited	Audited
	December 31, 2015	March 31, 2015
Current
Prepaid rent and occupancy expenses	$37,422	$52,452

Noncurrent
Rent and occupancy deposits	333,183	223,470
Total deposits and prepaid expenses	$370,605	$275,922

5.	Loan receivable from Global Long

On April 3, 2015, Man Loong loaned Global Long $774,164 (HKD$6,000,000). Global Long is registered in Hong Kong and through its subsidiaries in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

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

6.	Loan receivable from eBullion Trade

In July 2013, the Company’s wholly-owned subsidiary Man Loong, loaned eBullion Trade Company Limited (“eBullion Trade”) $997,572 (RMB 6,100,000). eBullion Trade is a development stage entity pursuing a license in the Peoples’ Republic of China for the purpose of engaging in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”).

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
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2015 and 2014
(Expressed in US Dollars)

7.	Equipment

Equipment, including leasehold improvements, consisted of the following as of December 31, 2015 and March 31, 2015:

	Unaudited	Audited
	December 31, 2015	March 31, 2015
Office equipment	$206,444	$305,557
Computer equipment	59,947	41,546
Furniture and fixtures	65,806	56,117
	322,197	403,220
Less: Accumulated depreciation	(61,686)	(178,089)
Equipment, net	$270,511	$225,131

Depreciation expense was $64,426 and $60,504 for the nine months ended December 31, 2015 and 2014, respectively, and $24,083 and $20,161 for the three months ended December 31, 2015 and 2014, respectively and was recorded as depreciation expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

The Company incurred a loss on disposal of equipment of $124,846 for the three and nine months ended December 31, 2015 which arose when the Company relocated to new office facilities.

8.	Customer Deposits

Customer deposits were $171,643 and $92,613 at December 31, 2015 and March 31, 2015, respectively, and were recorded as a current liability in the accompanying condensed consolidated balance sheets.

9.	General and Administrative Expenses

General and administrative expenses consist of the following for the three and nine months ended December 31, 2015 and 2014.

	Unaudited	Unaudited	Unaudited	Unaudited
	Nine months	Nine months	Three months	Three months
	2015	2014	2015	2014
Marketing expenses	$254,406	$208,024	$82,298	$59,497
Trading platform rent	126,019	142,447	42,554	48,537
Transportation	36,171	50,311	6,366	13,955
Internet	13,620	18,600	4,713	6,386
Travel and entertainment	6,892	12,237	3,040	4,438
Computers and software	30.098	29,032	13,862	7,421
Legal and professional	115,598	156,053	35,244	33,787
Licenses	37,802	2,298	10,832	748
Occupancy	501,829	443,471	193,498	147,964
Advertising	4,696	9,172	-	-
Other taxes	-	1,050	-	-
Other	94,480	91,568	63,832	27,946
Total general and administrative expense	$1,221,611	$1,164,263	$456,239	$350,679

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2015 and 2014
(Expressed in US Dollars)

10.	Income Taxes

Income (loss) before income taxes as shown in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) is summarized below for the three and nine months ended December 31, 2015 and 2014.

	Unaudited	Unaudited	Unaudited	Unaudited
	Nine months	Nine months	Three months	Three months
	2015	2014	2015	2014
United States	$(46,441)	$(118,161)	$(20,292)	$(20,869)
Hong Kong	(446,873)	643,620	(211,650)	291,564
Income (loss) before income taxes	$(493,314)	$525,459	$(231,942)	$270,695

The provision (benefit) for income taxes consists of the following for the three and nine months ended December 31, 2015 and 2014:

	Unaudited	Unaudited	Unaudited	Unaudited
	Nine months	Nine months	Three months	Three months
	2015	2014	2015	2014
Current:
United States	$-	$-	$-	$-
Hong Kong	4,181	112,999	-	50,372
Total current provision	4,181	112,999	-	50,372

Deferred:
United States	-	-	-	-
Hong Kong	17,684	(7,780)	22,987	(2,592)
Total deferred benefit	17,684	(7,780)	22,987	(2,592)

Total income tax provision	$21,865	$105,219	$22,987	$47,780

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes is as follows:

	Unaudited	Unaudited	Unaudited	Unaudited
	Nine months	Nine months	Three months	Three months
	2015	2014	2015	2014
Income tax provision (benefit) at the U.S. statutory tax rate	$(167,727)	$178,656	$(78,860)	$92,036
Valuation allowance on U.S. net operating loss carryforwards	15,790	40,175	6,899	7,095
Impact of foreign operations	173,802	(112,633)	94,948	(51,023)
Other	-	(979)	-	(328)
Income tax provision (benefit)	$21,865	$105,219	$22,987	$47,780

At December 31, 2015, the Company had U.S. net operating loss carryforwards of approximately $295,000 which expire in 2035. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, the Company has recorded a valuation allowance of approximately $100,000 as of December 31 2015.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2015 and 2014
(Expressed in US Dollars)

10.	Income Taxes - continued

At December 31 and March 31, 2015, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $17,684 and $10,522, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as December 31 and March 31, 2015.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company has incurred no interest or penalties during the three and nine months ended December 31, 2015 and 2014.

11.	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) information for the three and nine months ended December 31, 2015 and 2014 was determined by dividing net income (loss) for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three and nine months ending December 31, 2015 and 2014, the Company did not have any securities that may potentially dilute the basic earnings (loss) per share. Therefore basic and diluted earnings (loss) per share for the respective years are the same.

	Unaudited	Unaudited	Unaudited	Unaudited
	Nine months	Nine months	Three months	Three months
	2015	2014	2015	2014
Numerator
Net income (loss) attributable to common shareholders	$(515,179)	$420,240	$(254,929)	$222,915

Denominator
Weighted average shares of common stock (basic and diluted)	512,600,000	512,600,000	512,600,000	512,600,000

Basic and diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

12.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent expense as a component of general and administrative expenses. Included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the nine months ended December 31, 2015 and 2014, are rental fees which were paid to True Technology of $34,834 and $34,825 respectively. Rental fees paid to True Technology for the three months ended December 31, 2015 and 2014 were $11,612 and $11,604 respectively.

Included in employee compensation and benefits in the accompanying unaudited condensed consolidated statements of comprehensive income for the nine months ending December 31, 2015 and 2014, are salaries and director compensation of $23,222 and $34,825 respectively, which were paid to two of the Company’s directors and shareholders. Compensation and benefits paid to these shareholders for the three months ended December 31, 2015 and 2014 were $7,742 and $11,605 respectively.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2015 and 2014
(Expressed in US Dollars)

13.	Commitments

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

In September 2015, the Company entered into a new lease agreement on approximately 5,500 square feet of office space which replaced its previous office facilities. The Company occupied the new space in December 2015. Under terms of the lease, the Company paid approximately $147,397 in lease deposits and is committed to lease and management fee payments of approximately $27,209 per month for 35 months.

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

Years ending December 31,

2016	$372,941
2017	338,104
2018	258,472
$969,517

14.	Common Stock

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

Since April 3, 2013, through our subsidiary, Man Loong, we have been engaged in the precious metals trading business, facilitating the execution of gold and silver price contracts for customers of its agents via an electronic trading platform which we license from an affiliated company, True Technology. In facilitating trades of these price contracts, Man Loong acts in its capacity as an officially designated electronics trading member of the Chinese Gold and Silver Exchange Society, or the “CGSE”, in Hong Kong. Man Loong holds a Type AA License which it uses to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. The electronic trading platform that Man Loong licenses from True Technology provides its agents’ customers with CGSE price quotations on gold and silver price contracts, on a Loco London basis, as well as information updates on the gold and silver market, based on an evaluation of third-party market pricing sources such as Reuters or Bloomberg. Man Loong’s customer base is located primarily in China where it works through independent agents, and in Hong Kong where it has one office and maintains its trading platforms. Man Loong has 3 agents in Hong Kong which cover three main geographic areas, including Hong Kong Island, Kowloon and the New Territories. In mainland China, Man Loong has 10 agents located in Shanghai and Guangdong and Fujian provinces. Each of our agents in Hong Kong have between 100 and 150 customers and our agents in China each have between 100 and 600 customers.

In November 2015, Man Loong deposited $313,864 (RMB2,000,000) with the CGSE as collateral for an application for a license which, if granted, will allow Man Loong to trade gold price contracts with agents and their customers in the Peoples Republic of China.

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms and in times of low gold and silver price volatility Man Loong’s agents’ customers decrease the number of trades. The number of agents was substantially unchanged during the three and nine months ended December 31, 2015 and 2014, however, the number of agent customers decreased by 2 during the nine months ended December 31, 2015 and those 2 customers historically accounted for more than 10% of commission revenue.  Additionally, the price of gold remained in its current trading range of approximately $1,100 to $1,200 per ounce and the price of silver remained in its current trading range of approximately $13 to $15 per ounce.  For the three and nine months ended December 31, 2015, revenues decreased by $270,860 or 33.9%, and $872,342 or 38.9%, respectively, as compared to the three and nine months ended December 31, 2014. We believe that revenues decreased primarily because of the continued lack of volatility in gold and silver prices. A decrease in the number of agents and their customers or the continued lack of volatility in gold prices in the future could result in declines in trade revenue compared to past results.

Our principal offices are located at 80 Broad Street, New York, New York 10004, (212) 837-7858.  Man Loong currently has one office in Hong Kong.  Man Loong’s principal executive offices are located at 18/F, Tower 6, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong. The telephone number at Man Loong’s principal executive office is +852-2155-3999. All of Man Loong’s transactions and the technologies, including the servers that carry out these transactions, are all processed and located in Hong Kong.

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

Results of Operations for the Three Months Ended December 31, 2015 and 2014

Man Loong’s revenue was $528,755 and $799,615 for the quarters ended December 31, 2015 and 2014, respectively, a decrease of $270,860 or 33.9%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the three months ended December 31, 2015 and 2014, the number of agents remained constant, however the number of agent customers decreased by 2 during the nine months ended December 31, 2015 and those 2 customers historically accounted for more than 10% of commission revenue. We believe that the lack of volatility in gold and silver prices during the three months ended December 31, 2015, was the primary cause of the decrease in revenue from the prior quarter. The lack of volatility in gold and silver prices and decreases in the number of agents and their customers could continue to result in less trade revenue as it has in the past.

Total expenses were $772,340 for the quarter ended December 31, 2015 as compared to $563,110 for the quarter ended December 31, 2014, an increase of $209,230 or 37.2%.   Approximately 59% of our total expenses for the quarter ended December 31, 2015 were attributed to general and administrative expenses compared to 62% for the quarter ended December 31, 2014.  Although Man Loong’s largest general and administrative expense this quarter was occupancy, historically, marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been our largest expense.  Marketing expense was $82,298 or 11% of Man Loong’s total expenses for the quarter ended December 31, 2015 and $59,497 or 11% of Man Loong’s total expenses for the quarter ended December 31, 2014. The increase in marketing expenses in the quarter ended December 31, 2015 as compared to the prior year was the result of Man Loong increasing headcount and expanding its marketing effort to attract new agents and customers.  Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $42,554 or 6% of its total expenses for the quarter ended December 31, 2015 and $48,537 or 9% of its total expenses for the quarter ended December 31, 2014, (ii) its legal and professional expense which was $35,244 or 5% of its total expenses for the quarter ended December 31, 2015 and $33,787 or 6% of its total expenses for the quarter ended December 31, 2014 and (iii) its occupancy costs for the rent and management fee paid for its offices which was $193,498 or 25% of Man Loong’s total expenses for the quarter ended December 31, 2015 and $147,964 or 26% of its total expenses for the quarter ended December 31, 2014. For the quarters ended December 31, 2015 and 2014, employee compensation and benefits was $167,158 and $192,270 or 22% and 34% of Man Loong’s total expenses for the quarters ended December 31, 2015 and 2014, respectively. For the quarters ended December 31, 2015 and 2014, loss on disposal of equipment was $124,860 and $0 or 16% and 0% of Man Loong’s total expenses for the quarters ended December 31, 2015 and 2014, respectively. This loss on disposal of equipment was incurred when Man Loong moved its offices in Hong Kong to its current location.

Net loss was $254,929 for the quarter ended December 31, 2015, compared to net income of $222,915 for the quarter ended December 31, 2014 a decrease of $477,844 or 214%.  The decrease in net income was primarily the result of Man Loong’s decrease in revenue while its, marketing, trade platform rent, occupancy, legal and professional, employee compensation and benefits and loss on disposal of equipment expenses all increased as a percentage of revenue for the quarter ended December 31, 2015 as compared to the quarter ended December 31, 2014.

Results of Operations for the Nine Months Ended December 31, 2015 and 2014

Man Loong’s revenue was $1,371,311 and $2,243,653 for the nine months ended December 31, 2015 and 2014, respectively, a decrease of $872,342 or 38.9%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the nine months ended December 31, 2015 and 2014, the number of agents remained constant, however the number of agent customers decreased by 2 during the nine months ended December 31, 2015 and those 2 customers historically accounted for more than 10% of commission revenue. We believe that the lack of volatility in gold and silver prices during the nine months ended December 31, 2015, was the primary cause for the decrease in revenue from the prior year. The lack of volatility in gold and silver prices and decreases in the number of agents and their customers could continue to result in less trade revenue as it has in the past.

Total expenses were $1,906,655 for the nine months ended December 31, 2015 as compared to $1,822,928 for the nine months ended December 31, 2014, an increase of $83,727 or 5%.   Approximately 64% of our total expenses for the nine months ended December 31, 2015 were attributed to general and administrative expenses compared to 64% for the nine months ended December 31, 2014.  Although Man Loong’s largest general and administrative expense for the nine months ended December 31, 2015 was occupancy, historically marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been our largest expense.  Marketing expense was $254,406 or 13% of Man Loong’s total expenses for the nine months ended December 31, 2015 and $208,024 or 11% of Man Loong’s total expenses for the nine months ended December 31, 2014. The increase in marketing expenses in the nine months ended December 31, 2015 as compared to the prior year was the result of Man Loong increasing headcount and expanding its marketing effort to attract new agents and customers.  Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $126,019 or 7% of its total expenses for the nine months ended December 31, 2015 and $142,447 or 8% of its total expenses for the nine months ended December 31, 2014 (ii) its legal and professional expense which was $115,598 or 6% of its total expenses for the nine months ended December 31, 2015, and $156,053 or 9% of its total expenses for the nine months ended December 31, 2014, and (iii) its occupancy costs for the rent and management fee paid for its offices which was $501,829 or 26% of Man Loong’s total expenses for the nine months ended December 31, 2015 and $443,471 or 24% of its total expenses for the nine months ended December 31, 2014. For the nine months ended December 31, 2015 and 2014, employee compensation and benefits was $495,772 and $598,161 or 26% and 33% of Man Loong’s total expenses for the nine months ended December 31, 2015 and 2014, respectively. For the nine months ended December 31, 2015 and 2014, loss on disposal of equipment was $124,846 and $0 or 7% and 0% of Man Loong’s total expenses for the nine months ended December 31, 2015 and 2014, respectively. This loss on disposal of equipment was incurred when Man Loong moved its offices in Hong Kong to its current location.

Net loss was $515,179 for the nine months ended December 31, 2015, compared to net income of $420,240 for the nine months ended December 31, 2014 a decrease of $935,419 or 223%.  The decrease in net income was primarily the result of Man Loong’s decrease in revenue while its, marketing, trade platform rent, legal and professional, occupancy, employee compensation and benefits and loss on disposal of equipment expenses all increased as a percentage of revenue for the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014.

LIQUIDITY

To date, eBullion has funded its operations from cash flows generated from operations. As of December 31, 2015 eBullion had cash totaling $957,321, total assets of $2,770,458, total liabilities of $372,431 and working capital of $1,027,328. Net cash used in operations for the nine months ended December 31, 2015 was $234,772 as compared to net cash provided by operations of $465.141 for the nine months ended December 31, 2014. The increase in net cash used in operations for the nine months ended December 31, 2015 included a decrease in net income of $935,419 and an increase in deposits and prepaid expenses of $94,500, offset by a decrease in commissions receivable of $75,775 an increase in accounts payable and accrued expenses of $9,070, an increase in customer deposits of $78,975, an increase in income taxes payable of $4,181 and a decrease in deferred income taxes of $17,684. Net cash used in investing activities was $1,322,390 for the nine months ended December 31, 2015 compared to net cash provided by investing activities for the nine months ended December 31, 2014 of $997,572. The increase in net cash used in investing activities for the nine months ended December, 2015 was primarily due to Man Loong’s loan of $774,164 to Global Long Limited Inc. (“Global Long”) during the nine months ended December 31, 2015 while the loan receivable from eBullion Trade was repaid in the nine months ended December 31, 2014. Global Long is registered in Hong Kong and through its subsidiaries in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming the first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE. Additionally, the increase in net cash used by investing activities for the nine months ended December 31, 2015 was due to Man Loong’s purchase of equipment when it moved to its new offices in December 2015, and an increase in restricted cash related to a deposit paid to the CGSE to support Man Loong’s application for a license to trade gold price contracts in the Peoples’ Republic of China, compared to none for the nine months ended December 31, 2014. Net cash provided by financing activities was $0 and $24,338 for the nine months ended December 31, 2015 and 2014, respectively. The decrease in net cash provided by financing activities for the nine months ended December 31, 2015 was due to an increase in bank overdraft during the nine months ended December 31, 2014..

As of December 31, 2015 and for the nine months then ended, Man Loong’s customer deposits increased from $92,613 at March 31, 2015 to $171,643 at December 31, 2015, an increase of $79,030 or 85.3%. Customer deposits arise when customers of Man Loong’s agents request that Man Loong hold the minimum deposit required to secure the customer’s account from trading losses instead of the agent.   Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future.

As of December 31, 2015 and for the nine months then ended, Man Loong’s commission receivables decreased from $118,298 at March 31, 2015 to $42,576 at December 31, 2015, a decrease of $75,722 or 64.1%. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on these commissions receivable, and we continue working with our agents to improve the payment times of commissions accrued but unpaid at the end of each month. As of December 31, and March 31, 2015, we had no reserve for credit losses nor had we incurred any bad debts for the three and nine months ended December 31, 2015 and 2014.

As of December 31, 2015 and for the nine months then ended, Man Loong’s restricted cash increased from $0 at March 31, 2015 to $313,864 at December 31, 2015, and increase of $313,864 or 100.0%. Restricted cash represents a deposit paid by Man Loong to the CGSE as collateral to support Man Loong’s application for a license to trade gold price contracts in the Peoples’ Republic of China. When the application has been approved the restriction will be lifted and Man Loong will be able to access the funds. In the event that the application is not approved, the CGSE will also release the funds to Man Loong.

As of December 31, 2015 and for the nine months then ended, Man Loong’s deposits and prepaid expenses increased from $275,922 at March 31, 2015 to $370,605 at December 31, 2015, an increase of $94,683 or 34.3%. Deposits and prepaid expenses .consist primarily of prepaid rent and occupancy expenses on Man Loong’s principal offices in Hong Kong. On September 15, 2015, Man Loong entered into a lease agreement on new office space to replace its existing offices which required Man Loong to pay an additional deposit.

No dividends were declared or paid in the nine months ended December 31, 2015 and 2014 and none are expected to be paid for the foreseeable future.

Commitments

eBullion is committed to paying a monthly fee of approximately $3,868 until March 31, 2017 to, True Technology Limited for hosting services and use of the trading platform that is the cornerstone of its business.  True Technology is a company owned by Messrs. Choi and Wong, Man Loong’s CEO and a director, respectively. Additionally, in December 2012, Man Loong entered into a lease for its principal office space, which lease expires in December 2015 and requires monthly payments of approximately $47,236. In September 2015, Man Loong entered into a lease for replacement office space which requires monthly payments of approximately $27,209, a decrease of $20,027 per month. In December 2015, man Loong occupied the new office space. The new lease expires in October 2018.

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

a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are ineffective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   The number of agents remained constant during the three and nine months ended December, 2015 compared to the three and nine months ended December 31, 2014, however for the nine months ended December 31, 2015, the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. For the three and nine months ended December 31, 2015, revenues decreased by $270,860 or 33.9%, and $872,342 or 38.9%, respectively, as compared to the three and months ended December 31, 2014. Although Man Loong has spent significant financial resources on support services for agents and their customers, and marketing and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents and customers. In particular, we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of December 31 and March 31, 2015, Man Loong had $0.957 million and $2.51 million in cash, respectively, and $2.77 million and $3.18 million, respectively, in total assets, respectively.  We were in compliance with these requirements as of December 31 and March 31, 2015.

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

EBULLION, INC.

Date: February 12, 2016	By:	/s/ KEE YUEN CHOI
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: February 12, 2016	By:	/s/ CHUI CHUI LI
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

