Form 10-K
period 2016-03-31
eBullion, Inc.
filed 2016-06-29
CIK 1573766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the registrant’s common stock presently held by non-affiliates as of September 30, 2015, the last business day of the Registrant’s recently completed second quarter was approximately $9,587,152, based on 239,678,800 shares held by non-affiliates.  These shares were valued at the last trade of the Registrant’s common stock on the OTCBB on September 30, 2015, of $0.04 per share.

As of June 29, 2016, the issuer had 512,600,000 shares of common stock outstanding.

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

All of Man Loong’s revenue is derived from the commissions it receives on each trade for which it processes through the electronic trading platform it licenses from True Technology. For our fiscal years ended March 31, 2016 and 2015, Man Loong’s revenue was approximately $1.8 million and $3.0 million, respectively, and its net income (loss) was approximately $(0.51) million and $0.54 million, respectively.

Man Loong has 3 agents in Hong Kong which cover three main geographic areas, including Hong Kong Island, Kowloon and the New Territories.  In mainland China, we have 10 agents located in Shanghai and Guangdong and Fujian provinces.  Each of our agents in Hong Kong have between 100 – 150 customers and our agents in China each have between 100 and 600 customers.

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

Man Loong’s agents require that all of its customers maintain accounts with the agent or Man Loong with a deposit a minimum of $1,289 USD in such bank account, which ensures that agents can fund their customer’s trading losses, if any, on contracts that are executed on Man Loong’s trading platform. Each of the agent’s customers enter into an agreement with the agent that directs the agent to either deposit funds into an account maintained by the agent or Man Loong’s segregated bank account and authorizes the agent to withdraw money from such accounts as needed to cover losses and pay associated fees. Often the customers of the agents prefer to maintain accounts with Man Loong due to its independent nature and affiliation with the CGSE and Man Loong will maintain and monitor such bank accounts in a segregated bank account as an accommodation to its agents.   If a customer does not maintain an initial margin deposit with Man Loong, the customer will make their initial margin deposit payment directly to their agent’s account and prior to processing any trades on behalf of such customer, Man Loong requires confirmation of such deposit from the agent. For those customers that maintain initial margin deposits with their agent’s, trade processing fees are billed by Man Loong to the agent at the end of the month.

As an accommodation to its agents, Man Loong also monitors the customer’s total net trading position regardless of whether or not the deposit is placed with its bank. At any time that a price contract is open, and the agent’s customer’s unrealized trading losses are 80% or more of the deposit balance, Man Loong’s system alerts Man Loong to request an increase in the customer’s deposit balance. Typically, the agent’s customer’s trading account is frozen until the deposit balance is increased. In the event the unrealized trading losses equals the deposit balance, the agent’s customer’s trading account is immediately frozen and closed, the system then closes the trading positions with the CGSE and the deposit balance is paid to the agent so that the agent can fund the trading losses with the CGSE. With respect to bank accounts held by the agent’s bank as opposed to the bank accounts which Man Loong’s maintains, the agent provides Man Loong with the customer’s deposit balance so that Man Loong can alert the agent and customer when unrealized trading losses are 80% of the customer’s account balance; and Man Loong freezes the customer’s trading account until the agent confirms that the deposit balance has been increased. Although Man Loong monitors customer accounts, Man Loong’s agreements with its agents provide that the agent is responsible for all losses of customers and therefore, the agent and not Man Loong bears the risk that the customer’s net trading position is closed when losses exceed the customer’s deposit balance.

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

The CGSE acts as a central clearing agency for all gold and silver price contracts traded in Hong Kong.  The CGSE locates matching counterparties for all trades in precious metals submitted to it and then confirms the trades through a member firm, like Man Loong, with the actual parties to the price contract.  Man Loong is registered with and licensed by the CGSE, a registered self-regulatory society in Hong Kong which also acts as an exchange for gold and silver.  The CGSE has been in existence since 1910 and as of June 1, 2016 has 171 licensed members, 72 of the licensed members are engaged in electronic trading transactions.

CGSE members must conduct themselves in accordance with a code of conduct which is regulated by the CGSE. Applicants to the CGSE must apply for and/or purchase membership and licensing from the CGSE or from existing members, and the CGSE has the power to suspend and/or revoke membership for breach of its rules and regulations. The CGSE’s constitution limits CGSE membership to 192 members, all of whom must have a minimum required working capital, defined as cash plus precious metals, of approximately $193,000 and minimum required assets of $643,000. The CGSE requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits. Man Loong was in compliance with these requirements as of March 31, 2016 and 2015.

As of March 31, 2016 and 2015, Man Loong had $1.1 million and $2.5 million, respectively, in cash and $2.7 million and 3.2 million, respectively, in total assets.

Recent Developments

In April 2016, Man Loong received a license from the CGSE to trade gold and silver contracts in the new Qian Hai trade zone in Shenzhen, PRC. The new license allows Man Loong to trade gold and silver contracts with its existing and new customers who are citizens of the PRC. Man Loong intends to operate its electronic trading platform for the processing of trades placed in Qian Hai through the CGSE on behalf of its agents’ customers in China, and such operations are expected to commence in approximately the fourth quarter of 2016. No assurance can be given however, that Man Loong will be successful in deriving revenue from operations in Qian Hai.

Our Growth Strategy

We believe that the precious metals market creates a significant growth opportunity on which we intend to capitalize by utilizing the following strategies:

●	Customer service and trading platform capabilities. We believe that in order to compete effectively in our product market, we must constantly improve the quality of our customer service and our electronic trading platform capabilities as demanded by agents and their customers and as driven by technological change. Man Loong has established a strong team of IT specialists to help ensure that the trading platform functions without disruption and error. Man Loong has entered into licensing agreements with an affiliated company engaged in hosting its servers and the development and enhancement of its trading platform which allows Man Loong to continually improve the functionality of the trading platform in response to customer demands. In Man Loong’s offices in Hong Kong, Man Loong provides a 115 workstation trading floor where agents and their customers can access our trading platform to execute trades and obtain research information on precious metals prices and price trends. Beginning in 2016, Man Loong’s trading platform allows its agents’ customers to place trades on the trading platform directly from their Android or IPhone mobile devices.

●

Brand Recognition. We also plan on developing our brand recognition. In addition to providing high quality products and effective access to the bullion market through Man Loong’s electronic trading platform. Customers can access their account to check their gain/ loss position 24 hours a day 7 days a week through Man Loong’s electronic trading platform. We believe that in order to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share, we will also need to continue expanding our sales channels in Hong Kong, China, Singapore and India. With adequate funding, we plan to acquire a number of local and overseas foreign exchange providers as well as precious metals and commodities brokers that can complement our strengths in services, integration, and implementation. We expect that this strategy will result in expanding our services to a wider customer base. In April 2015, Man Loong loaned $773,793 (HKD $6,000,000) to Global Long Inc. Limited (“Global Long”), a company engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metals Exchange through its subsidiary in the PRC, eBullion Trade Company Limited.  The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade gold trading positions through the CGSE.  In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China.  Concurrent with receiving the license, Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law.  The new license will allow Man Loong to provide its trading platform and trading services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai.  Man Loong is in the process of defining its business and marketing strategies and processes for trades placed through Shenzhen Qian Hai.  Man Loong intends to charge a fee to facilitate such trades placed in Qian Hai, and such operations are expected to begin in approximately the fourth quarter of 2016.  No assurance can be given however, that Man Loong will be successful in deriving revenue from operations in Qian Hai.

Sales and Marketing

Man Loong’s website is its main sales and marketing tool. In addition to its expertise in technology, Man Loong has employed a team of seasoned marketing staff to update and maintain its website, which is readily available to access from major search engines. Man Loong’s marketing team also designs online promotions that are intended to increase the volume of trade and frequency of visits by targeted groups of customers.

Man Loong uses its independent agents, instead of salaried employees, as its representatives to promote its product and services and  provide customer support at Man Loong’s trading center located in its offices in Hong Kong. These agents are engaged on an “at will” basis and are compensated commensurate with their performance. These arrangements are not in writing, but are based on oral agreements and on-going business relationships. The compensation to the agents is recorded as a marketing expense.

Man Loong maintains a Q&A section on its website, which serves as a platform for agents and their customers to communicate with it. The forum administrators gather the customer comments and suggestions for its consideration when preparing its annual business plan. Additionally, Man Loong uses this feedback to determine which enhancements to the trading platform would be of greatest service to its agents and their customers.

Man Loong now has one investment center open in Hong Kong, where its current and potential agents and their customers may access Man Loong’s online trading platform and market research tools or meet its customer service representatives and other professional staff to discuss issues and answer questions.

Man Loong intends to expand the market for its principal operations beyond its investment center in Hong Kong by exploring the opening of additional investment centers in major cities or other localities in China, such as Qian Hai, and by promoting the Man Loong brand.  Man Loong believes that interest in the electronic trading of gold and silver contracts is increasing in Asia’s emerging markets both in and outside of China as income and living standards increase, and that these emerging markets could provide Man Loong with significant new market opportunities to build its customer base and its brand.

Competition

The retail market for facilitating trades in gold and silver contracts is fragmented and highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include international retail precious metals brokers, international multi-product trading firms, other electronic trading firms and international banks and other financial institutions with significant precious metals operations. We expect competition to continue to remain competitive and strong for the foreseeable future.

Our Competitive Strengths

We attribute our success to date and potential for future growth to a combination of strengths, including the following:

●	Man Loong’s Trading Platform Technology is Regularly Updated to Meet Evolving Customer Needs. Man Loong continuously carries out research and gathers data on customer behavior and trends so that it may seek to provide the best technology to meet the evolving requirements of its agents and their customers. Man Loong views itself primarily as an e-commerce trading platform provider enabling its customers to acquire and/or dispose of precious metals and precious metals contracts, at their own market risk.

●	Experienced Management Team. Man Loong’s key employees have significant experience and expertise in the application of technology and automation systems and, as significant equity owners of our Company, are heavily committed to our success. Its senior management team, in particular, has substantial experience of operating electronic trading platform an average of 10 years’ experience in the gold and silver industry between them.

●	Low Cost Structure through Automation. Man Loong's focus on automation and expense management practices enables it to operate with a low cost structure.

●	Provide 24 Hour Customer Service. We view ourselves not only as a product provider but also as a company that competes as a service provider. As such, we strive to provide first-class customer service, with a 24-hour online customer service desk to respond to customer inquiries. In addition, Man Loong’s technical response team is on standby 24 hours a day, 7 days a week to provide technology assistance to agents and their customers, if and as needed.

Research and Development

Man Loong has a dedicated marketing team devoted to determining its agents’ and their customers’ demands for capability enhancements of our electronic trading platform and working with True Technology, an affiliated IT services provider owned by Mr. Choi, our Chief Executive Officer and a 49.5% stockholder and Mr. Wong, a director and a stockholder, for the development and implementation of improvements.  During the years ended March 31, 2016 and 2015, Man Loong did not incur any research and development expenses as very few software enhancements were made to the electronic platform during those years other than basic software enhancements services, for which Man Loong was not charged any fee other than its monthly license fee to True Technology. For the years ended March 31, 2016 and 2015, Man Loong paid True Technology $46,412 and $46,430, respectively for the use of the platform.

Intellectual Property

We believe our intellectual property is important to our success. The intellectual property rights of an owner are not automatically protected by the laws of Hong Kong if the trademark or proprietary technology is not registered with the Trade Marks Registry of Hong Kong. Man Loong relies on Hong Kong’s intellectual property laws, where applicable, and on contractual restrictions to protect its trademark or proprietary technology from parties who infringe on its trademarks and its affiliate’s proprietary technology. In September 2012, Man Loong registered its trademark with the Intellectual Property Department of Hong Kong for marketing and brand recognition.

Man Loong does not own the software that is used for the operation of its electronic trading platform, but rather Man Loong licenses it from True Technology.  The license agreement, with True Technology provides that True Technology will not license the customized software that Man Loong licenses to any third parties.  In April 2013, Man Loong entered into a Software Development License and Maintenance Agreement with True Technology (the “License Agreement”).  In April, 2015, the trading platform lease with True Technology was renewed for 2 years with monthly payment of approximately $3,868 until March 31, 2017. The License Agreement provides that True Technology grants a non-exclusive license to use the software developed by True Technology that we currently use in our business and the provision of hosting services. True Technology has agreed not to license or sublicense the software to third parties without Man Loong’s prior consent. True Technology has modified the licensed technology at the request of Man Loong to fit Man Loong’s specifications. The License Agreement provides that all enhancements or modifications to the software requested by us and developed by True Technology shall be the proprietary property of Man Loong and Man Loong is required to pay an additional hourly fee for the development of such enhancements and modifications; however, the basic technology upon which the enhancements are made is owned by True Technology.  In addition, True Technology may license or sublicense the underlying software, without Man Loong’s enhancements or modifications that are used for the operation of the electronic trading platform, to third parties without the consent of Man Loong.

Employees

As of June 1, 2016, Man Loong employed a total of 18 full time employees. The following table sets forth the number of our full time employees by function.

Number of
Function	Employees
Senior Management	2
Operations	7
Sales and Marketing	2
Finance	3
Technology, Research and Development	2
Human Resource & Administration	2
Total	18

Regulations

Because our primary operating subsidiary is located in Hong Kong, we are regulated by Hong Kong law. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current. The Hong Kong government and other regulatory agencies may block or suspend our internet transmission capabilities if we are deemed to be in violation of the following content regulations for online services:

●	Securities and Futures Ordinance (Cap. 571 of the Laws of Hong Kong) – Man Loong is subject to the laws, rules and regulations regarding trading. The Securities and Futures Commission is responsible for: maintaining and promoting the fairness, efficiency, competitiveness, transparency and orderliness of the securities and futures industry. The Commission may suppress illegal, dishonorable and improper practices in the securities and futures industry; to take appropriate steps in relation to the securities and futures industry. Regardless of the communication or delivery medium used, the Commission will continue to apply the general anti-fraud and anti-manipulation provisions of the relevant Ordinances in its enforcement actions. If any person responsible for activities over the Internet is found to have acted in contravention of the provisions of the Ordinances or appears to have been involved in any misconduct whether in Hong Kong or elsewhere, the Commission may exercise its regulatory powers (including prosecution or taking other disciplinary actions as may be required); and when necessary, the Commission may consider other regulatory means available to it including seeking cooperation from foreign regulators and law enforcement agencies to take joint enforcement action, if necessary. We are prohibited from carrying on any regulated activity, as defined under the Securities and Futures Ordinance, such as dealing in securities and/or futures contracts, unless we have been granted the appropriate license(s) from the Commission.

●	Personal Data (Privacy) Ordinance (Cap. 486 of the Laws of Hong Kong) – Man Loong is subject to data privacy laws, rules and regulations that regulate the use of customer data. In Hong Kong we are governed by the Personal Data (Privacy) Ordinance and as a data user we are prohibited from doing or engaging in any practice that contravenes the data protection principles set out therein.

●	Telecommunications Ordinance (Cap. 106 of the Laws of Hong Kong), Crimes Ordinance (Cap. 200 of the Laws of Hong Kong) and Theft Ordinance (Cap. 210 of the Laws of Hong Kong) – Provisions under the Telecommunications Ordinance, Crimes Ordinance and Theft Ordinance make it an offense for unauthorized access to computers by telecommunication, to access a computer with criminal or dishonest intent, and extend the meaning of criminal damage to include misuse of computer programs or data, and burglary to include unlawfully causing a computer to function other than as it has been established and altering, erasing or adding any computer program or data. In this respect, any of the above mentioned computer related crimes committed by any staff, employees or agents, will subject us to possible criminal charges and/or investigations.

These rules and regulations are administered by the three branches of Hong Kong’s Commerce and Economic Development Bureau: (i) the Commerce, Industry and Tourism Branch (responsible for policy matters on Hong Kong’s external commercial relations, inward investment promotion, intellectual property protection, industry and business support, tourism, consumer protection and competition), (ii) the Communications and Technology Branch (responsible for policy matters on broadcasting, film-related issues, overall view of creative (including film) industry, development of telecommunications, innovation and technology, and control of obscene and indecent articles); and (iii) the Office of the Government Chief Information Officer (responsible for policy, strategy and execution of information technology programs and initiatives).

Our Corporate History and Background

We were incorporated under the laws of the State of Delaware on January 28, 2013. We were initially formed to develop software for use in on-line trading of gold and silver contracts. Since the acquisition of Man Loong, our business development focus has been, and we expect will continue to be, solely on increasing Man Loong’s market share for the on-line trading of gold and silver contracts within the Hong Kong market while developing a business model for the on-line trading of gold and silver contracts by Man Loong in the PRC.

In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China. Concurrent with receiving the license, Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law. The new license will allow Man Loong to provide its trading platform and trading services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai. Man Loong is in the process of defining its business and marketing strategies and processes for trades placed through Shenzhen Qian Hai. Man Loong intends to charge a fee to facilitate such trades placed in Qian Hai, and such operations are expected to begin in approximately the fourth quarter of 2016. No assurance can be given however, that Man Loong will be successful in deriving revenue from operations in Qian Hai.

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

Our principal executive offices are located at 80 Broad Street, New York, New York 10004 and Man Loong’s principal offices are located at 18/F, Tower 6, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong. The telephone number at our principal executive offices is (212) 837-7858 and Man Loong’s principal executive office is +852-2155-3999. All of our transactions and the technologies, including the servers that carry out these transactions, are all executed and located in Hong Kong.

Our website address is http://www.ebulliongroup.com. The information contained in, and that can be accessed through, our website is not incorporated into and is not part of this annual report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. and are available free of charge through the investor relations page of our internet relations page of our internet website as soon as practicable after those reports are electronically filed or furnished with the SEC.

Item 1A.	Risk Factors

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

These methods may also be subject to error and failure and therefore may not adequately prevent losses due to technical errors or if testing and quality control practices are not effective in preventing software or hardware failures. Additionally, although Man Loong has risk-management policies, control systems and compliance manuals set in place, there can be no guarantee given that such policies, systems, and manuals will be effectively applied in every circumstance by our staff. These methods include the installation of technology that rejects trades from the customers of agents unless they maintain a minimum amount of cash on deposit with the agent or Man Loong in their bank accounts in order to ensure settlement of the purchase price of gold or silver price contracts and the payment of their trading losses, if any, to the customer’s agent who is counterparty to the trade. For example, employees could override the system and either reduce minimum account balances to an insufficient amount or theoretically waive such requirement, thereby exposing our agents to the risk of nonpayment of the purchase price of gold or silver price contracts and their customers trading losses, if any, and exposing us to a claim by the agent based on our failure to follow our own risk management guidelines. Under certain circumstances Man Loong may elect, in consultation with the affected agents, to adjust its risk-management policies to allow for an increase in risk tolerance such as reduction of minimum account balances, especially with long term customers, which could expose its agents to the risk of greater losses. The agents typically require that all of their customers maintain a minimum balance of USD$1,289 in the agents’ or Man Loong’s segregated bank account and, as an accommodation to its agents, Man Loong monitors the customer’s total net trading position. Each of the agents’ customers enter into an agreement with their agent that directs the agent to either deposit funds into an account maintained by the agent or Man Loong’s segregated bank account and authorizes the agent to withdraw money from such accounts as needed to cover losses and pay associated fees. If at any time the agent’s customer’s unrealized trading losses are 80% or more of the deposit balance in the customer’s account, Man Loong’s system alerts Man Loong to request an increase in the agent’s customer’s deposit balance. Typically, the agent’s customer’s trading account is frozen until the deposit balance is increased. In the event the unrealized trading losses equal the deposit balance, the agent’s customer’s trading account is immediately frozen and closed, the system closes the trading positions with the CGSE and the deposit balance maintained in Man Loong’s account is paid to the agent so that the agent can fund any trading losses with the CGSE. If the agent does not cover its customer’s trading losses with the CGSE, Man Loong will still not be responsible for any trading losses and the agent will likely lose its right to engage in future trading through the CGSE pending funding of the open loss position. Deviations from such policies could subject Man Loong’s agents to risk.

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

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   The number of agents and their customers remained substantially unchanged during the years ended March 31, 2016 and 2015. The number of agent customers decreased by 2 during 2016 however those 2 customers historically accounted for more than 10% of commission revenue. Although Man Loong has spent significant financial resources on support services for agents and their customers, marketing expenses and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents. In particular, we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

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

In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China. Concurrent with receiving the license, Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law. The new license will allow Man Loong to provide its trading platform and trading services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai. Man Loong is in the process of defining its business and marketing strategies and processes for trades placed through Shenzhen Qian Hai. Man Loong intends to charge a fee to facilitate such trades placed in Qian Hai, and such operations are expected to begin in approximately the fourth quarter of 2016. We have little experience with the regulatory and compliance requirements of operating a company in the PRC. These risks may expose us to regulatory penalties and significant compliance costs.

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

All of our outstanding shares of common stock are eligible for resale under Rule 144, subject to certain restrictions. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of our common stock could also depress the market price of our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to our new compliance requirements. Moreover, these requirements have increased our legal, accounting and financial compliance costs and make some activities more time-consuming and costly. For example, it is difficult and more expensive for us to obtain director and officer liability insurance. These requirements also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of March 31, 2016 and 2015, Man Loong had $1.1 million and $2.5 million in cash, respectively, and $2.6 million and $3.2 million, respectively, in total assets.  We were in compliance with these requirements as of March 31, 2016 and 2015.

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

Man Loong leases approximately 5,500 square feet at 18/F, Tower 6, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong, where Man Loong’s corporate head office is located. In September 2015, Man Loong entered into a lease for the office space which expires on October 31, 2018.  The monthly lease payments for this facility are approximately $27,209.  We believe the facility is in good condition and adequate to meet our current and anticipated requirements.  We lease offices space at 80 Broad Street, New York, New York 10004 on a month-to-month basis for a monthly fee of $219.

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

	High	Low
Fiscal Year 2016
First Quarter	$0.17	0.06
Second Quarter	$0.10	0.04
Third Quarter	$0.07	0.03
Fourth Quarter	$0.06	0.01
Fiscal Year 2015
Third Quarter	$0.13	0.05
Fourth Quarter	$0.16	0.07

The last reported sale price of our common stock on the OTC Bulletin Board on June 28, 2016 was $0.03 per share. As of March 31, 2016, there were approximately 50 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. In the past, Man Loong has paid dividends to its members. For the years ended March 31, 2016 and 2015 Man Loong paid no dividends.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended March 31, 2016.

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility, in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms. The number of agents and their customers remained unchanged during the years ended March 31, 2016 and 2015 however, the number of agent customers decreased by 2 during the second quarter of 2016 and those 2 customers historically accounted for more than 10% of commission revenue. During the years ended March 31, 2016 and 2015 the price of gold remained in its current trading range of approximately $1,200 per ounce. The price of silver remained in its current trading range of approximately $15 per ounce. The recent lack of volatility of gold and silver prices could result in less trade revenue as it has in the past.

Results of Operations for the Years Ended March 31, 2016 and March 31, 2015

Man Loong’s revenue was $1,809,331 and $3,060,058 for the years ended March 31, 2016 and 2015, respectively, a decrease of $1,250,727 or 40.9%. All of our revenue was derived from commissions on trades placed through our trading platform and telephone transaction system. During the years ended March 31, 2016 and 2015, the number of agents and their customers remained unchanged, however, the number of agent customers decreased by 2 during the second quarter of 2016 and those 2 customers historically accounted for more than 10% of commission revenue. Further, the market prices of gold and silver remained in their current trading ranges of approximately $1,200 and $15 per ounce respectively. These factors resulted in a decrease in revenue for the year ended March 31, 2016.

Total expenses were $2,459,507 for the year ended March 31, 2016 as compared to $2,505,540 for the year ended March 31, 2015, a decrease of $46,033 or 1.8%. Approximately 64% of our total expenses for the year ended March 31, 2016 were attributed to general and administrative expenses compared to 66% for the year ended March 31, 2015. Although Man Loong’s largest general and administrative expense during the years ended March 31, 2016 and 2015 was occupancy, historically, marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been our largest expense. Marketing expense was $334,848 or 14% of Man Loong’s total expenses for the year ended March 31, 2016 and $296,072 or 12% of Man Loong’s total expenses for the year ended March 31, 2015. The increase in marketing expenses for the year ended March 31, 2016 as compared to the prior year was the result of Man Loong increasing headcount and other marketing and customer support services.  Man Loong’s three other large expenses were (i) its occupancy costs for the rent and management fees paid for its offices which was $567,050 or 23% of Man Loong’s total expenses for the year ended March 31, 2016 and $591,452 or 24% of its total expenses for the year ended March 31, 2015; (ii) its legal and professional fees which were $214,780 or 9% of its total expenses for the year ended March 31, 2016 compared to $210,362 or 8% of its total expenses for the year ended March 31, 2015, and (iii) its trading platform hosting and rent which was $162,882 or 7% of its total expenses for the year ended March 31, 2016 and $188,357 or 8% of its total expenses for the year ended March 31, 2015. For the years ended March 31, 2016 and 2016, employee compensation and benefits was $669,230 and $773,132, respectively, a decrease of 103,902 or 13%. Employee compensation and benefits expense was 27% and 31% of Man Loong’s total expenses for the years ended March 31, 2016 and 2015, respectively. For the years ended March 31, 2016 and 2015, loss on disposal of equipment was $124,757 and $0 or 5% and 0% of Man Loong’s total expenses, respectively. This loss on disposal of equipment was incurred when Man Loong moved its offices in Hong Kong to its current location.

Man Loong’s other income was $53,623 for the year ended March 31, 2016 compared to $118,305 for the year ended March 31, 2015, a decrease of $64,682 or 55%. The decrease in other income for the year ended March 31, 2016 was due to a decrease in rental income charged for a portion of Man Loong’s office facility which was leased on a short term lease arrangement which expired in June 2015, offset by an increase in interest income principally from the note receivable from Global Long.

Man Loong’s net loss was $509,750 for the year ended March 31, 2016, compared to net income of $537,299 for the year ended March 31, 2015 a decrease of $1,047,049 or 195%.  The decrease was primarily the result of Man Loong’s decrease in commissions received on trades placed through our trading platform and telephone transaction system, a decrease in other income and an increase in marketing expense and legal and professional expense, offset in part by a decrease in trade platform expense and occupancy expense for the year ended March 31, 2016 as compared to the prior year.

Liquidity

During the year ended March 31, 2014, eBullion completed a private placement by selling 5,000,000 common shares for net proceeds of $240,044.  However, substantially all of Man Loong’s operations and growth have been funded from cash flows from operations.  Cash flows generated by Man Loong are used to 1) attract new agents and their customers by improving the capabilities of our electronic trading platforms as well as expand capabilities to allow trading on customers’ smart phones, 2) expand our business by opening an investment center in China’s new Qian Hai trade zone for gold and silver price contract trading, and 3) expand our operations into emerging markets throughout Asia.

In July 2013, Man Loong loaned eBullion Trade Company Limited (“eBullion Trade”) $997,500 (RMB 6,100,000). eBullion Trade was a development stage entity pursuing a license in the Peoples’ Republic of China for the purpose of engaging in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”).

We determined that the loan to eBullion Trade gave us a variable interest in eBullion Trade and that eBullion Trade was a variable interest entity (“VIE”) because the equity investor of eBullion Trade on the date of the loan lacked sufficient equity at risk to finance its activities without the loan. However, we determined that we were not the primary beneficiary of the VIE, because Man Loong did not have the power to direct the activities of the VIE that significantly impacted its economic performance. Accordingly, we did not consolidate eBullion Trade into our consolidated financial statements for the year ended March 31, 2015. The loan was unsecured, bore no interest and was repaid in full on May 2, 2014.

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) $773,793 (HKD$6,000,000). Global Long is registered in Hong Kong and through eBullion Trade, its subsidiary in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the GPME. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

We determined that the loan to Global Long does not give us a variable interest in Global Long and that Global Long is not a variable interest entity because Man Loong does not have the power to direct any of the activities of Global Long or eBullion Trade that significantly impact their economic performance. Accordingly, we have not consolidated Global Long into our consolidated financial statements.

To date, eBullion has funded its operations from cash flows generated from operations. As of March 31, 2016 eBullion had cash totaling $1,109,465, total assets of $2,657,977, total liabilities of $256,883 and working capital of $1,135,967. Net cash used in operations for the year ended March 31, 2016 was $426,394 as compared to net cash provided by operations of $707,833 for the year ended March 31, 2015. The increase in net cash used in operating activities for the year ended March 31, 2016 included a net loss of $509,750, an increase in prepaid income taxes of $106,123, a decrease in income taxes payable of $145,838, an increase in deferred income taxes of $85,893 and a decrease in accounts payable and accrued liabilities of $1,709, offset by a decrease in commissions receivable of $17,803, a decrease in deposits and prepaid expenses of $104,992 and an increase in customer deposits of $94,389.

Net cash provided by (used in) investing activities was $(1,007,805) and $997,500 for the years ended March 31, 2016 and 2015, respectively. The increase in net cash used in investing activities for the year ended March 31, 2016 was primarily due to the Man Loong’s loan of $773,530 to Global Long as compared to the repayment of the eBullion note receivable during 2015. Additionally, during 2016 equipment and leasehold improvements were purchased for the new office space occupied during the year.

Net cash provided by financing activities was $30,634 and $0 for the years ended March 31, 2016 and 2015, respectively. The increase in net cash provided by financing activities resulted primarily from an increase in bank overdraft of $30,634.

As of March 31, 2016 Man Loong’s customer deposits increased from $92,613 at March 31, 2015 to $187,037 at March 31, 2016 an increase of $94,424 or 102%. Customer deposits arise when customers of Man Loong’s agents request that Man Loong hold the minimum deposit required to secure the customer’s account from trading losses instead of the agent. Man Loong intends to continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future.

Man Loong’s commissions receivable decreased from $118,298 at March 31, 2015 to $100,493 at March 31, 2016 a decrease of $17,805 or 15%. Man Loong has been working with its agents to improve the payment times of commissions accrued but unpaid at the end of each month.  Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on commissions receivable. As of March 31, 2016 and 2015, we had no reserve for credit losses nor have we incurred any bad debts for the years then ended.

No dividends were declared or paid in the years ended March 31, 2016 and 2015 and none are expected to be paid for the foreseeable future.

Commitments

eBullion was committed to paying a monthly fee of approximately $3,868 until March 31, 2015 to True Technology, a company owned by Messrs. Choi and Wong, for the hosting services and use of the trading platform that is the cornerstone of its business.  Subsequent to year end, the trading platform lease with True Technology was renewed for two years with monthly payment of approximately $3,868 until March 31, 2017.

In December 2012, Man Loong entered into a lease for its office space, which expired in December 2015 and provided for monthly payments of approximately $47,236. In September 2015, Man Loong entered into a new lease agreement on approximately 5,500 square feet of office space which replaced its previous office facilities. Man Loong occupied the space in December 2015. Under terms of the lease, Man Loong paid approximately $147,397 in lease deposits and is committed to lease and management fee payments of approximately $27,209 per month. The new lease expires in October 2018.

At the exchange rate in effect at March 31, 2016, future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform rental and hosting fees, are as follows:

Year ending March 31:

2016	$372,636
326,224
176,705
$875,565

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of eBullion, Inc.:

We have audited the accompanying consolidated balance sheets of eBullion, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia LLP

June 29, 2016

Newport Beach, California

eBullion, Inc.

Consolidated Balance Sheets

March 31, 2016 and 2015

(Expressed in US dollars)

	2016	2015
ASSETS
Current Assets
Cash	$1,109,465	$2,513,423
Commissions receivable	100,493	118,298
Deposits and prepaid expenses	29,819	52,452
Prepaid income taxes	147,556	41,396
Total current assets	1,387,333	2,725,569

Noncurrent Assets
Deposits and prepaid expenses	141,084	223,470
Equipment, net	253,807	225,131
Loan receivable from Global Long	773,793	-
Deferred income taxes	101,960	10,522
Total noncurrent assets	1,270,644	459,123

Total assets	$2,657,977	$3,184,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdraft	$30,645	-
Accounts payable and accrued liabilities	33,684	35,048
Customer deposits	187,037	92,613
Income taxes	-	145,883
Total current liabilities	251,366	273,544

Noncurrent Liabilities:
Deferred income taxes	5,517	-
Total noncurrent assets	5,517	-

Total liabilities	256,883	273,544

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding	51,260	51,260
Additional paid in capital	1,477,404	1,477,404
Retained earnings	873,954	1,383,704
Accumulated other comprehensive loss	(1,524)	(1,220)
Total shareholders’ equity	2,401,094	2,911,148
Total liabilities and shareholders’ equity	$2,657,977	$3,184,692

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended March 31, 2016 and 2015

(Expressed in US dollars)

	2016	2015
REVENUES

Commission revenue	$1,809,331	$3,060,058

EXPENSES
General and administrative	1,584,544	1,651,742
Employee compensation and benefits	669,230	773,132
Loss on disposal of property and equipment	124,757	-
Depreciation and amortization	80,976	80,666
Total expenses	2,459,507	2,505,540

INCOME (LOSS) FROM OPERATIONS	(650,176)	554,518

OTHER INCOME
Rental income	9,025	115,689
Interest income, net	44,598	2,616
Total other income	53,623	118,305

INCOME (LOSS) BEFORE INCOME TAXES	(596,553)	672,823

INCOME TAX PROVISION (BENEFIT)
Current	(102,836)	145,896
Deferred	16,033	(10,372)
Total income tax provision (benefit)	(86,803)	135,524

NET INCOME (LOSS)	(509,750)	537,299

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(304)	(203)
COMPREHENSIVE INCOME (LOSS)	$(510,054)	$537,096

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.

Consolidated Statements of Shareholders’ Equity

For the Years Ended March 31, 2016 and 2015

(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2014	512,600,000	$51,260	$1,477,404	$846,405	$(1,017)	$2,374,052

Net income	-	-	-	537,299	-	537,299

Foreign currency translation adjustment	-	-	-	-	(203)	(203)

BALANCE, March 31, 2015	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

Net loss	-	-	-	(509,750)	-	(509,750)

Foreign currency translation adjustment	-	-	-	-	(304)	(304)

BALANCE, March 31, 2015	512,600,000	$51,260	$1,477,404	$873,954	$(1,524)	$2,401,094

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2016 and 2015

(Expressed in US dollars)

	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(509,750)	$537,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	80,978	80,666
Loss on disposal of equipment	124,757	-
Changes in operating assets and liabilities:
Commissions receivable	17,803	(84,170)
Deposits and prepaid expenses	104,992	2,459
Accounts payable and accrued liabilities	(1,709)	(32,399)
Customer deposits	94,389	53,613
Prepaid income taxes	(106,123)	54,950
Income taxes payable	(145,838)	105,787
Deferred income taxes	(85,893)	(10,372)
Net cash provided by (used in) operating activities	(426,394)	707,833

INVESTING ACTIVITIES:
Purchase of equipment	(234,275)	-
Loan receivable from eBullion Trade	-	997,500
Loan receivable from Global Long	(773,530)	-
Net cash provided by (used in) investing activities	(1,007,805)	997,500

FINANCING ACTIVITIES:
Bank overdraft	30,634	-
Net cash used by financing activities	30,634	-

NET INCREASE (DECREASE) IN CASH	(1,403,565)	1,705,333
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(393)	51
Cash, beginning of year	2,513,423	808,039
Cash, end of year	$1,109,465	$2,513,423
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$251,050	$241,054

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
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

Principles of Consolidation

The consolidated financial statements as of March 31, 2016 and 2015, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the year. Changes in these estimates are recorded when known. Significant estimates made by management include:

●	Valuation of assets and liabilities
●	Useful lives of equipment
●	Accounting for transactions with variable interest entities
●	Other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements.

Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts reported in the previous years to conform to the current presentation. Such reclassifications had no effect on net income (loss).

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the years ended March 31, 2016 and 2015. The total amount charged to advertising expense was $29,381 and $65,213 for the years ended March 31, 2016 and 2015, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of six months or less. As of March 31, 2016 and 2015, the Company had no cash equivalents. The Company reclassifies cash overdrafts to accounts payable.

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
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of March 31, 2016 and 2015, the Company had no reserve for credit losses nor had it incurred any bad debts for the years ended March 31, 2016 and 2015.

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

Gain or loss on disposal of equipment is the difference between net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized as income or loss in the accompanying consolidated statements of comprehensive income (loss).

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

A VIE is required to be consolidated by a reporting entity if it has a controlling financial interest in the VIE. A reporting entity is deemed to have a controlling financial interest in a VIE if it both has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive economic benefits from the VIE that could potentially be significant to the VIE. The Company did not have a VIE for the years ended March 31, 2016 and 2015.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Reporting Currency and Foreign Currency Translation

As of and for the years ended March 31, 2016 and 2015, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates used:

	2016	2015

Year-end USD/HKD exchange rate	7.7540	7.7542
Average USD/HKD exchange rate:	7.7567	7.7535

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived assets is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. The Company has identified no such impairment losses.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at March 31, 2016 and 2015 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at March 31, 2016 and 2015 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at March 31, 2016 and 2015.

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) at March 31, 2016 and 2015 consists of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Rental Income

Rental income consists of rent charged for a portion of Man Loong’s office facility which was leased on a short term lease arrangement. Agreed rental payments were $11,350 per month from April 1, 2014 until January 1, 2015, when the rent was reduced to $4,514 per month. The lease arrangement expired on March 31, 2015. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months, with agreed rental payments of $4,514 per month. For the years ended March 31, 2016 and 2015, Man Loong recognized rental income of $9,025 and $115,689, respectively, in the accompanying consolidated statements of comprehensive income (loss).

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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and the Company is subject to federal income tax examinations for the fiscal years ended March 31, 2014 through 2016. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2008. At March 31, 2016, Man Loong had no uncertain tax positions.

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
For the Years Ended March 31, 2016 and 2015
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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 establishes new guidance for the recording and disclosure of assets and liabilities that arise from leasing activity. ASU 2016-02 will require most lessees to record lease assets and lease liabilities that arise from leases on the statement of financial condition and disclose qualitative and quantitative information related to lease transactions such as variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for years beginning after December 18, 2018 and early adoption is permitted. The Company is evaluating ASU 2016-02 to determine its impact, if any, on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 amends the guidance in US GAAP on classification, measurement and disclosure of financial instruments. It revises an entity’s accounting related to: 1) classification and measurement of investments in equity securities; 2) presentation of certain fair value changes for financial liabilities measured at fair value; and, 3) amends disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for years beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred tax assets and liabilities by allowing both balances to be presented as non-current on the balance sheet. ASU 2015-17 is effective for years beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
(Expressed in US Dollars)

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of March 31, 2016 and 2015:

	2016	2015
Current
Prepaid rent and occupancy expenses	$29,819	$52,452

Noncurrent
Rent and occupancy deposits	141,084	223,470
Total deposits and prepaid expenses	$170,903	$275,922

4.	Loan receivable from Global Long

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) $774,164 (HKD$6,000,000). Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“eBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”). The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

The Company determined that the loan to Global Long does not give the Company a variable interest in Global Long and that Global Long is not a variable interest entity (“VIE”) because Man Loong does not have the power to direct any of the activities of Global Long or eBullion Trade that significantly impact their economic performance. Accordingly, the Company has not consolidated Global Long into its consolidated financial statements.

5.	Loan receivable from eBullion Trade

In July 2013, Man Loong, loaned eBullion Trade $997,572 (RMB 6,100,000). eBullion Trade was a development stage entity pursuing a license in the Peoples’ Republic of China for the purpose of engaging in trading silver contracts as an electronic trading member of the GPME.

The Company determined that the loan to eBullion Trade gave the Company a variable interest in eBullion Trade and that eBullion Trade was a variable interest entity (“VIE”) because the equity investor of eBullion Trade on the date of the loan lacked sufficient equity at risk to finance its activities without the loan. However, the Company determined that it was not the primary beneficiary of the VIE, because Man Loong did not have the power to direct the activities of the VIE that significantly impacted its economic performance. Accordingly, the Company did not consolidate eBullion Trade into its consolidated financial statements.

The loan was unsecured, bore no interest and was repaid in full on May 2, 2014.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
(Expressed in US Dollars)

6.	Equipment

Equipment, including leasehold improvements, consisted of the following as of March 31, 2016 and 2015:

	2016	2015
Office equipment	$206,345	$305,557
Computer equipment	59,919	41,546
Furniture and fixtures	65,774	56,117
	322,038	403,220
Less: Accumulated depreciation	(78,231)	(178,089)
Equipment, net	$253,807	$225,131

Depreciation expense was $80,976 and $80,666 for the years ended March 31, 2016 and 2015, respectively, and was recorded as depreciation expense in the accompanying consolidated statements of comprehensive income (loss).

The Company incurred a loss on disposal of equipment of $124,757 for the year ended March 31, 2016 which arose when the Company relocated to new office facilities.

7.	Customer Deposits

Customer deposits were $187,037 and $92,613 at March 31, 2016 and 2015, respectively, and were recorded as a current liability in the accompanying consolidated statements of financial condition.

8.	General and Administrative Expenses

General and administrative expenses consist of the following for the years ended March 31, 2016 and 2015.

	2016	2015
Marketing expenses	$334,848	$296,072
Trading platform rent	162,882	188,357
Transportation	25,243	68,302
Internet	20,457	24,186
Travel and entertainment	19,633	34,159
Computers and software	42,972	36,786
Legal and professional	214,780	210,362
Licenses	28,842	3,165
Occupancy	567,050	591,452
Advertising	29,381	69,668
Other taxes	-	1,050
Other	138,456	128,183
Total general and administrative expense	$1,584,544	$1,651,742

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
(Expressed in US Dollars)

9.	Income Taxes

Income (loss) before income taxes as shown in the accompanying consolidated statements of comprehensive income (loss) is summarized below for the years ended March 31, 2016 and 2015.

	2016	2015
United States	$(72,251)	(158,746)
Hong Kong	(521,302)	831,569
Income (loss) before income taxes	$(596,553)	672,823

The provision (benefit) for income taxes consists of the following for the years ended March 31, 2016 and 2015:

	2016	2015
Current:
United States	$-	$-
Hong Kong	(102,836)	145,896
Total current provision	(102,836)	145,896

Deferred:
United States	-	-
Hong Kong	16,033	(10,372)
Total deferred benefit	16,033	(10,372)

Total income tax provision	$(86,803)	$135,524

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes is as follows:

	2016	2015
Income tax provision (benefit) at the U.S. statutory tax rate	$(202,829)	$228,759
Valuation allowance on U.S. net operating loss carryforwards	25,585	53,974
Impact of foreign operations	91,228	(145,525)
Other	(787)	(1,684)
Income tax provision (benefit)	$(86,803)	$135,524

At March 31, 2016, the Company had U.S. net operating loss carryforwards of approximately $374,700 which expire in 2035. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, the Company has recorded a valuation allowance of approximately $127,000 as of March 31 2016.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
(Expressed in US Dollars)

9.	Income Taxes - continued

At March 31, 2016 and 2015, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax liability of $16,033 and a deferred income tax asset of $10,372 respectively which are recorded as noncurrent in the accompanying consolidated statements of financial condition. The Company had no other differences between the book and tax basis of assets and liabilities as March 31, 2016 and 2015.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying consolidated statements of comprehensive income (loss). The Company has incurred no interest or penalties during the years ended March 31, 2016 and 2015.

10.	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) information for the years ended March 31, 2016 and 2015 was determined by dividing net income (loss) for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the years ending March 31, 2016 and 2015, the Company did not have any securities that may potentially dilute the basic earnings (loss) per share. Therefore basic and diluted earnings (loss) per share for the respective years are the same.

	2016	2015
Numerator
Net income (loss) attributable to common shareholders	$(509,750)	$537,299

Denominator
Weighted average shares of common stock (basic and diluted)	512,600,000	512,600,000

Basic and diluted earnings (loss) per share	$(0.00)	$0.00

11.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent expense as a component of general and administrative expenses. Included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) for the years ended March 31, 2016 and 2015, are rental fees which were paid to True Technology of $46,412 and $46,430 respectively.

Included in employee compensation and benefits in the accompanying consolidated statements of comprehensive income (loss) for the years ending March 31, 2016 and 2015, are salaries and director compensation of $30,941 and $46,430 respectively, which were paid to two of the Company’s directors and shareholders.

eBullion, Inc.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2016 and 2015
(Expressed in US Dollars)

12.	Subsequent Event

In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China. Concurrent with receiving the license, Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law. The new license will allow Man Loong to provide its trading platform and trading services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai. Man Loong is in the process of defining its business and marketing strategies and processes for trades placed through Shenzhen Qian Hai. Man Loong intends to charge a fee to facilitate such trades placed in Qian Hai, and such operations are expected to begin in approximately the fourth quarter of 2016.

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

In May 27, 2011, the Company entered into an agreement with True Technology, a company under common control under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fees paid to True Technology are approximately $12,894 per month for 12 months after which the fees were reduced to $3,868 per month for 24 months. In April 2015, the trading platform lease with True Technology was renewed for 2 years with monthly payment of approximately $3,868 until March 31, 2017.

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending March 31,

2017	$372,636
2018	326,224
2019	176,705
$875,565

Item 9.	Changes In and Discussions with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”).  The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system.  The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system.  Based on the assessment, management concluded that, as of March 31, 2016, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position held by each of our executive officers and directors.

Name	Age	Office(s) Held
Kee Yuen Choi	62	President, Chief Executive Officer and Director
Chui Chui Li	33	Chief Financial Officer, Treasurer, Secretary and Director
Hak Yim Wong	66	Director
Joseph Havlin	61	Director

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

Hak Yim Wong, Director

Mr. Wong has been a director of the Company since April 3, 2013.  Mr. Wong was one of the founders of Man Loong 35 years ago with over 36 years of experience in Gold and Silver trading business.  For the past six years, Mr. Wong has been semi-retired and worked for Man Loong on a part time basis as a liaison with the CGSE.  Mr. Wong was one of the first group of professionals to receive the membership of The Chinese Gold and Silver Trading Exchange Society in Hong Kong.  Mr. Wong experienced the up and down of Gold and Silver trading market in the past 36 years and brought his professional experience to help Man Loong survive in the business for 36 years. Mr. Wong is also the owner of True Technology, the entity from which the Company licenses its trading platform.

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

The following table sets forth all compensation awarded, earned or paid for services rendered to Man Loong’s principal executive officer and principal financial officer during each of the fiscal years ended March 31, 2016 and 2015. No executive officer of Man Loong was awarded or earned compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kee Yuen Choi President,	2016	15,471	-	-	-	-	-	15,471
Chief Executive Officer	2015	30,954	-	-	-	-	-	30,954

Chui Chui Li
Chief Financial Officer,	2016	56,771	1,733	-	-	-	-	58,504
Treasurer, Secretary	2015	55,330	1,435	-	-	-	-	56,765

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

On June 1, 2007, Man Loong entered into an employment agreement with Mr. Choi to serve as its Chief Executive Officer for an annual salary of HK$120,000. In January 2014, Mr. Choi entered into a new employment agreement with Man Loong to continue to serve as its Chief Executive Officer for an annual salary of HK$240,000 (US$30,940). In April 2015, Mr. Choi entered into a new employment agreement with Man Loong reducing his annual salary to HKD$120,000 (US$15,471). Mr. Choi is entitled to an extra month’s salary after completion of one year. The agreement also requires 14 days’ notice for termination after the initial month of employment or payment by the terminating party of an equivalent amount of wages in lieu of notice. The agreement also contains confidentiality provisions and non-compete and non-solicitation provision for six months after termination.

On June 1, 2007, Man Loong entered into an employment agreement with Ms. Li to serve as its Chief Financial Officer, Treasurer and Secretary for an annual salary of HK$338,000 (US$43,557). Ms. Li is entitled to an extra month’s salary after completion of one year. The agreement also requires 14 days’ notice for termination after the initial month of employment or payment by the terminating party of an equivalent amount of wages in lieu of notice.  The agreement also contains confidentiality provisions and non-compete and non-solicitation provision for six months after termination.

Outstanding Equity Awards at Fiscal Year End

For the years ended March 31, 2016 and 2015, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan.

Director Compensation

The following table sets forth information for the fiscal year ended March 31, 2015 and 2014 regarding the compensation of Man Loong’s directors.

	Fees Earned Paid in	Option	Other
Name	Cash	Awards	Compensation	Total
Hak Yim Wong
2015	$15,471	$-	$-	$15,471
2014	15,477	-	-	15,477

Other than as set forth above no member of our Board of Directors received any compensation for his services as a director.  However, during the years ended March 31, 2016 and 2015, Mr. Havlin has received $9,330 and $11,009 respectively for financial consulting services and for advising us on the preparation of US GAAP financial statements, the preparation of SEC related filings and assisting with completing the audits of our financial statements and those of Man Loong pursuant to the terms of a financial advisory agreement that Man Loong entered into with Mr. Havlin in December 2012 that provides for the payment of an hourly fee for the performance of such services. Mr. Wong receives an annual payment from Man Loong for services as a director of Man Loong of HK120,000 (US$15,471 and $15,477 for 2016 and 2015, respectively) per year, which is payable quarterly.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, other than the failure to timely file a Form 4 by Chan Lai Keung for three transactions involving the sale and gifting of securities, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended March 31, 2016.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Kee Yuen Choi	-	-	-	-	-	-	-	-	-
Chui Chui Li	-	-	-	-	-	-	-	-	-

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 29, 2016, information with respect to the securities holdings of: (i) our officers and directors; and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of our common stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares outstanding totaling 512,600,000, adjusted individually as shown below.

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Kee Yuen Choi(3)	253,840,000	49.5%
Hak Yim Wong	18,781,200	3.7%

Chui Chui Li(4)	200,000	*
Joseph Havlin	100,000	*
All directors and executive officers as a group (5 persons)	272,921,200	53.2%

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Man Hap Dennis Yim	59,389,200	11.6%
Yuen Fay Tse	25,158,530	4.9%
Lai Keung Chan	140,097,600	27.3%
All other shareholders with over 5% ownership as a group (2 persons)	224,645,330	43.8%

* Less than 1%

(1)	Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by the total shares of common stock outstanding plus the shares subject to warrants and options that are currently exercisable or exercisable within 60 days of March 31, 2016.
(2)	Unless otherwise set forth herein, the address of each beneficial owner is 80 Broad Street, 5th Floor, New York, New York 10004
(3)	Includes 40,000 shares of common stock owned by Mr . Choi’s wife, Sin Yin Cheung.
(4)	Includes 100,000 shares of common stock owned by Ms. Li’s husband Ka Ming Lau.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

●	Man Loong’s electronic precious metals trading platform was developed for its use by True Technology Company Limited, an IT services provider owned by Mr. Choi, our Chief Executive Officer and a 49.5% stockholder and Mr. Wong, a director and a 3.7% stockholder. Man Loong pays True Technology, a monthly flat fee for the license of the trading platform which has been customized to our specifications and hosting services. On May 27, 2011, Man Loong entered into an agreement with True Technology Company Limited for the license of the trading platform it uses and the provision of hosting services by True Technology Company Limited for an aggregate monthly fee of $12,894. On April 1, 2013, Man Loong entered into a new agreement with True Technology Company Limited for the license of the technology as well as the provision of hosting services until March 31, 2015 for a monthly fee of approximately $3,868. In April, 2015, the trading platform lease with True Technology was renewed for 2 years with monthly payments of approximately $3,868 until March 31, 2017. The hosting services include physical space to house a computer system owned by True Technology Company Limited and a connection of Man Loong’s server to the internet using True Technology Company Limited’s public network connections. The agreement is subject to termination by True Technology Company Limited at any time upon provision of written notice. For the years ended March 31, 2016 and 2015, Man Loong paid True Technology $46,412 and $46,430, respectively for the use of the platform and hosting services

●	Included in Man Loong’s financial statements line item “employee compensation and benefits” for the years ended March 31, 2016 and 2015 are salaries paid to Mr. Choi of $15,471 and $30,954, respectively and directors’ compensation paid to Mr. Wong of $15,471 and $15,477, respectively. In January 2014, Mr. Choi entered into a new employment contract pursuant to which his annual salary was increased to HK$240,000 (US$30,940) and to provide an annual bonus of HK$20,000 (US$2,578). In April 2015, Mr. Choi entered into a new employment agreement with Man Loong reducing his annual salary to HKD$120,000 (US$15,471).

●	In December 2012, Man Loong entered into a consulting agreement with Mr. Havlin for the provision by Mr. Havlin of financial advisory services for an hourly fee of $120 per hour to be increased to $150 per hour on mutual agreement. The agreement can be terminated by Man Loong with 7 days’ notice prior to the end of any month and the agreement can be terminated by Mr. Havlin upon 30 days’ notice. During the years ended March 31, 2016 and 2015, Man Loong paid Mr. Havlin $9,330 and $11,009, respectively for financial consulting services advising us on the preparation of US GAAP financial statements, the preparation of SEC related filings and assisting with completing the audits of our financial statements and those of Man Loong.

Item 14.	Principal Accountant Fees and Services

Anton & Chia, LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended March 31, 2015 and 2014 by our auditors.

	March 31, 2016	March 31, 2015
Audit fees and expenses (1)	$37,800	$36,635
Taxation preparation fees (2)	-	-
Audit related fees (3)	-	-
Other fees (4)	-	-
	$37,800	$36,635

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC. The 2015 balance includes a provision for the 2015 audit as well as the expense incurred for the 2014 audit.
(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns
(3)	We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended March 31, 2016 and 2015.
(4)	We incurred fees to our independent auditors of $-0- for other fees during the fiscal years ended March 31, 2016 and 2015.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended March 31, 2016, were approved by our board of directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of March 31, 2016 and 2015

3.	Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2016 and 2015

4.	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2016 and 2015

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation dated January 28, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
3.2	By-Laws(Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.1	Contribution Agreement dated April 3, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.2	Lease Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.3	Software Development License and Maintenance Agreement dated April 1, 2013 between True Technology Company and Man Loong Bullion Company Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.4	Standard Form of Customer Agency Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.5	Agency Agreement dated January 1, 2010, between Man Loong Bullion Company Limited and Mr. Wong Hak Yim (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)
10.6	Schedule to Form of Agency Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on November 1, 2013)
10.7	Form of Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)
10.8	Employment Agreement between Man Loong and Mr. Choi (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)
10.9	Employment Agreement between Man Loong and Ms. Li (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)
10.10	Agreement between Man Loong and Joseph Havlin (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on August 28, 2013)
10.11	Trading Account Form (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on December 23, 2013)
10.12	Loan Agreement between Man Loong Bullion Company and eBullion Trade Company Limited (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on December 23, 2013)
10.13	Employment Agreement between Man Loong and Mr. Choi dated January 31, 2014(Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on June 6, 2014)*
10.14	Loan Agreement effective April 3, 2015 between Man Loong and Global Long Limited. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-55231) filed with the Securities and Exchange Commission on June 26, 2015.
10.15	Servers and Network Lease entered into April 1, 2015 between True Technology Company Limited and Man Loong. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 000-55231) filed with the Securities and Exchange Commission on June 26, 2015.
10.16	Employment Agreement between Man Loong and Mr. Choi dated April 1, 2015.(1)*
10.17	License to trade gold contracts in the Qian Hai free trade zone and registration of Shenzhen Qian Hai Man Loong Bullion Company, Ltd. a wholly owned subsidiary of Man Loong dated April 9 2015. (1)
14	Code of Ethics. Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K (File No. 000-55231) filed with the Securities and Exchange Commission on June 26, 2015.

31.1	Certification of Kee Yuen Choi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chui Chui Li, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Kee Yuen Choi, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Chui Chui Li, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

101.	INS XBRL Instance Document(1)

101.	SCH XBRL Taxonomy Extension Schema Document(1)

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document(1)

101.	LAB XBRL Taxonomy Extension Label Linkbase Document(1)

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EBULLION, INC.

Signature	Title	Date

/s/ Kee Yuen Choi	Chief Executive Officer	June 29, 2016
Kee Yuen Choi	(Principal Executive Officer)

/s/ Chui Chui Li	Chief Financial Officer	June 29, 2016
Chui Chui Li

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2016	By:	/s/ Kee Yuen Choi
Chief Executive Officer and Director

Date: June 29, 2016	By:	/s/ Chui Chui Li
Chief Financial Officer and Director

Date: June 29, 2016	By:	/s/ Hak Yim Wong
Hak Yim Wong
Director

Date: June 29, 2016	By:	/s/ Joseph Havlin
Joseph Havlin
Director

