Form 10-Q
period 2016-06-30
eBullion, Inc.
filed 2016-08-15
CIK 1573766

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

As of August 12, 2016 there were 512,600,000 shares of Common Stock, $0.0001 par value per share, outstanding.

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

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eBullion, Inc.

Condensed Consolidated Balance Sheets

As of June 30 and March 31, 2016

(Expressed in US dollars)

	Unaudited June 30, 2016	Audited March 31, 2016
ASSETS
Current Assets
Cash	$1,015,143	$1,109,465
Commissions receivable	31,916	100,493
Deposits and prepaid expenses	39,898	29,819
Prepaid income taxes	147,468	147,556
Total current assets	1,234,425	1,387,333

Noncurrent Assets
Deposits and prepaid expenses	186,373	141,084
Equipment, net	280,894	253,807
Loan receivable from Global Long	773,332	773,793
Deferred income taxes	101,900	101,960
Total noncurrent assets	1,342,499	1,270,644

Total assets	$2,576,924	$2,657,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Overdraft	$1,088	30,645
Accounts payable and accrued liabilities	33,326	33,684
Customer deposits	189,503	187,037
Total current liabilities	223,917	251,366

Noncurrent Liabilities
Deferred income taxes	4,251	5,517
Total noncurrent liabilities	4,251	5,517

Total liabilities	228,168	256,883

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding	51,260	51,260
Additional paid in capital	1,477,404	1,477,404
Retained earnings	823,015	873,954
Accumulated other comprehensive loss	(2,923)	(1,524)
Total shareholders’ equity	2,348,756	2,401,094
Total liabilities and shareholders’ equity	$2,576,924	$2,657,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBulllion, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2016 and 2015

(Expressed in US dollars)

	2016	2015
REVENUES

Commission revenue	$473,261	$534,141

EXPENSES
General and administrative	345,510	363,229
Employee compensation and benefits	174,420	165,905
Depreciation and amortization	18,895	20,171
Total expenses	538,825	549,305

LOSS FROM OPERATIONS	(65,564)	(15,164)

OTHER INCOME
Rental income	-	9,030
Interest income, net	13,363	9,711
Total other income	13,363	18,741

INCOME (LOSS) BEFORE INCOME TAXES	(52,201)	3,577

INCOME TAX PROVISION (BENEFIT)
Current	-	4,180
Deferred	(1,262)	(2,650)
Total income tax provision (benefit)	(1,262)	1,530

NET INCOME (LOSS)	(50,939)	2,047

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(1,399)	1,621
COMPREHENSIVE INCOME (LOSS)	$(52,338)	$3,668

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended March 31, 2016 and Three Months Ended June 30, 2016

(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2015– Audited	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

Net loss	-	-	-	(509,750)	-	(509,750)

Foreign currency translation adjustment	-	-	-	-	(304)	(304)

BALANCE, March 31, 2016 - Audited	512,600,000	$51,260	$1,477,404	$873,954	$(1,524)	$2,401,094

Net loss	-	-	-	(50,939)	-	(50,939)

Foreign currency translation adjustment	-	-	-	-	(1,399)	(1,399)

BALANCE, June 30, 2016 - Unaudited	512,600,000	$51,260	$1,477,404	$823,015	$(2,923)	$2,348,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2016 and 2015

(Expressed in US dollars)

	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(50,939)	$2,047
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	18,895	20,171
Changes in operating assets and liabilities:
Commissions receivable	68,502	(292,932)
Deposits and prepaid expenses	(55,457)	258
Accounts payable and accrued liabilities	(389)	(15,962)
Customer deposits	2,577	45,190
Income taxes payable	-	4,180
Deferred income taxes	(1,262)	(2,650)
Net cash used in operating activities	(18,073)	(239,698)

INVESTING ACTIVITIES:
Loan receivable from Global Long	-	(774,020)
Purchase of equipment	(46,132)	-
Net cash used in investing activities	(46,132)	(774,020)

FINANCING ACTIVITIES:
Bank overdraft	(29,533)	-
Net cash used in financing activities	(29,533)	-

NET DECREASE IN CASH	(93,738)	(1,013,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(584)	655
Cash, beginning of period	1,109,465	2,513,423
Cash, end of period	$1,015,143	$1,500,360
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
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

In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China. Concurrent with receiving the license, Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law. The new license will allow Man Loong to provide its trading platform and trading services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai. Man Loong intends to charge a fee to facilitate such trades placed in Qian Hai and is in the process of defining its business and marketing strategies and processes for trades placed through Shenzhen Qian Hai.

Basis of Presentation

These unaudited condensed consolidated financial statements are expressed in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

The Company’s and Man Loong’s fiscal year end is March 31.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of June 30, 2016 and March 31, 2016, and for the three months ended June 30, 2016 and 2015, include the accounts of eBullion and its wholly owned subsidiary, Man Loong.  All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three months ended June 30, 2016 and 2015. The total amount charged to advertising expense was $229 and $1,878 for the three months ended June 30, 2016 and 2015, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of three months or less.  As of June 30, 2016 and March 31, 2016, the Company had no cash equivalents.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
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

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of June 30, 2016 and March 31, 2016, the Company has no reserve for credit losses nor has it incurred any bad debts for the three months ended June 30, 2016 and 2015.

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
For the Three Months Ended June 30, 2016 and 2015
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

A VIE is required to be consolidated by a reporting entity if it has a controlling financial interest in the VIE. A reporting entity is deemed to have a controlling financial interest in a VIE if it both has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive economic benefits from the VIE that could potentially be significant to the VIE. The Company did not have a VIE as of June 30, and March 31, 2016 and for the three months ended June 30, 2016 and 2015.

Reporting Currency and Foreign Currency Translation

As of June 30 and March 31, 2016 and for the three months ended June 30, 2016 and 2015, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong.  The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency.  All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income (loss), and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates at June 30 and March 31, 2016 and for the three months ended June 30, 2016 and 2015 are as follows:

	2016	2015

Year end March 31, 2016 USD/HKD exchange rate	7.7540	-
Period end USD/HKD exchange rate	7.7586	7.7522
Average USD/HKD exchange rate:	7.7604	7.7517

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. The Company has identified no such impairment losses.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at June 30, 2016 and March 31, 2016 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at June 30, 2016 and March 31, 2016 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at June 30, 2016 and March 31, 2016.

Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss as June 30, and March 31, 2016 consist of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

Rental Income

Rental income consisted of rent charged for a portion of Man Loong’s office facility which was leased on a short term lease arrangement. Agreed rental payments were $4,514 per month from January 1, 2015 until March 31, 2015 when the lease arrangement expired. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months. For the three months ended June 30, 2016 and 2015, Man Loong recognized $0 and $9,030, respectively of rental income in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and the Company is subject to federal income tax examinations for the fiscal years ended March 31, 2014 through 2016. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2009. At June 30, 2016, Man Loong had no uncertain tax positions.

Historically, the Company has not provided for U.S. income and foreign withholding taxes on Man Loong’s undistributed earnings, because such earnings have been retained and reinvested by Man Loong. The Company does not intend to require Man Loong to pay dividends for the foreseeable future and so additional income taxes and applicable withholding taxes that would result from the repatriation of such earnings are not practicably determinable.

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

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
For the Three Months Ended June 30, 2016 and 2015
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit on Financial Instruments. ASU 2016-13 will replace the “incurred loss” methodology for recognizing impairment losses on financial instruments, which delays the recognition of such losses until it is probable that a loss has been incurred the Current Expected Credit Losses (“CECL”) methodology. Using the CECL methodology, an entity will recognize credit losses based on its estimate of future losses, even though those estimated losses have not yet met the probable threshold. ASU 2016-13 is effective for years beginning after December 18, 2018 and early adoption is permitted in fiscal years beginning after December 31, 2018. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12 Revenue From Contracts (Topic 606) Narrow Scope Improvements and Practical Expedients. ASU 2016-12 is an amendment to ASU 2014-09 and, among other matters, provides new guidance on when an entity would recognize revenue if the entity concludes that collectability is not probable. ASU 2016-12 is effective for years beginning after December 18, 2018 and early adoption is permitted. The adoption of ASU 2016-12 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 establishes new guidance for the recording and disclosure of assets and liabilities that arise from leasing activity. ASU 2016-02 will require most lessees to record lease assets and lease liabilities that arise from leases on the statement of financial condition and disclose qualitative and quantitative information related to lease transactions such as variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for years beginning after December 18, 2018 and early adoption is permitted. The Company is evaluating ASU 2016-02 to determine its impact, if any, on the unaudited condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 amends the guidance in US GAAP on classification, measurement and disclosure of financial instruments. It revises an entity’s accounting related to: 1) classification and measurement of investments in equity securities; 2) presentation of certain fair value changes for financial liabilities measured at fair value; and, 3) amends disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for years beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

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
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
(Expressed in US Dollars)

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of June 30, 2016 and March 31, 2016:

	Unaudited
	June 30, 2016	March 31, 2016
Current
Prepaid rent and occupancy expenses	$39,898	$29,819

Noncurrent
Rent and occupancy deposits	186,373	141,084
Total deposits and prepaid expenses	$226,271	$170,903

4.	Loan receivable from Global Long

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) $773,332 (HKD$6,000,000). Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“eBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”). The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by eBullion Trade. Under the terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

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
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
(Expressed in US Dollars)

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of June 30, 2016 and March 31, 2016:

	Unaudited
	June 30, 2016	March 31, 2016
Office equipment	$206,222	$206,345
Computer equipment	59,883	59,919
Furniture and fixtures	111,877	65,774
	377,982	332,038
Less: Accumulated depreciation	(97,088)	(78,231)
Equipment, net	$280,894	$253,807

Depreciation expense was $18,895 and $20,171 for the three months ended June 30, 2016 and 2015, respectively, and was recorded as depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of comprehensive income.

6.	Customer Deposits

Customer deposits were $189,503 and $187,037 at June 30, 2016 and March 31, 2016, respectively, and were recorded as a current liability in the accompanying unaudited condensed consolidated balance sheets.

7.	General and Administrative Expenses

General and administrative expenses consist of the following for the three months ended June 30, 2016 and 2015.

	Unaudited	Unaudited
	2016	2015
Marketing expenses	$114,847	$87,350
Trading platform rent	36,783	44,281
Transportation	1,139	17,348
Internet	4,861	4,454
Travel and entertainment	356	3,151
Computers and software	14,203	7,795
Legal and professional	64,758	26,266
Licenses	3,424	1,896
Occupancy	89,537	149,540
Advertising	229	1,878
Other	15,373	19,270
Total general and administrative expenses	$345,510	$363,229

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
(Expressed in US Dollars)

8.	Income Taxes

Income (loss) before income taxes as shown in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) is summarized below for the three months ended June 30, 2016 and 2015.

	Unaudited	Unaudited
	2016	2015
United States	$(8,901)	$(9,644)
Hong Kong	(43,300)	13,221
Income (loss) before income taxes	$(52,201)	$3,577

Under Hong Kong Profits Tax Law the Company is subject to profits tax at a statutory rate of 16.5% on income reported in its statutory financial statements after appropriate tax adjustments.

The income tax provision (benefit) consists of the following for the three ended June 30, 2016 and 2015:

	Unaudited	Unaudited
	2016	2015
Current:
United States	$-	$-
Hong Kong	-	4,180
Total current provision	-	4,180

Deferred:
United States	-	-
Hong Kong	(1,262)	(2,650)
Total deferred benefit	(1,262)	(2,650)

Total income tax provision (benefit)	$(1,262)	$1,530

The reconciliation of the income tax provision (benefit)to the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes is as follows:

	Unaudited	Unaudited
	2016	2015
Income tax provision (benefit) at the U.S. statutory tax rate	$(7,830)	$537
Valuation allowance on U.S. net operating loss carryforwards	1,335	1,447
Impact of foreign operations	7,577	(2,314)
Other	(2,344)	1,860
Total income tax provision (benefit)	$(1,262)	$1,530

At June 30, 2016, we had U.S. net operating loss carryforwards of approximately $379,000 which expire in 2035. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $129,000 as of June 30 2016.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
(Expressed in US Dollars)

8.	Income Taxes- continued

At June 30, 2016, we had Hong Kong net operating loss carryforwards of approximately $43,000 which expire in 2032. Based on the available evidence, it is uncertain whether future Hong Kong taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $8,000 as of June 30 2016.

As June 30 and March 31, 2016, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $101,900 and $101,961, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as June 30 and March 31, 2016.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company has incurred no interest or penalties during the three months ended June 30, 2016 and 2015.

9.	Earnings (Loss) Per Share

Earnings (Loss) per share (“EPS”) information for the three months ended June 30, 2016 and 2015 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three months ending June 30, 2016 and 2015, the Company did not have any securities that may potentially dilute the basic earnings (loss) per share. Therefore basic and diluted earnings (loss) per share for the respective periods are the same.

	Unaudited	Unaudited
	2016	2015
Numerator
Net income (loss) attributable to common shareholders	$(50,939)	$2,047

Denominator
Weighted average shares of common stock (basic and diluted)	512,600,000	512,600,000

Basic and diluted earnings (loss) per share	$0.00	$0.00

10.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent as a component of general and administrative expenses. Included in trading platform rental fees in the accompanying unaudited condensed consolidated statements of comprehensive income for the three months ended June 30, 2016 and 2015, are rental fees which were paid to True Technology of $11,597 and $11,610 respectively.

Included in employee compensation and benefits in the accompanying unaudited condensed consolidated statements of comprehensive income for the three months ending June 30, 2016 and 2015, are salaries and director compensation of $7,732 and $7,740 respectively, which were paid to two of the Company’s directors and shareholders.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2016 and 2015
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

In September 2015, the Company entered into a new lease agreement on approximately 5,500 square feet of office space which replaced its previous office facilities. The Company occupied the space in December 2015. Under terms of the lease, the Company paid approximately $147,397 in lease deposits and was committed to lease and management fee payments of approximately $27,209 per month for 35 months.

In May 2016, the Company entered into a new lease agreement for additional office space. The Company occupied the space in July 2016. Under terms of the lease, the Company paid approximately $44,155 in lease deposits and is committed to lease and management fee payments of approximately $10,645 per month for 29 months.

In May 27, 2011, the Company entered into an agreement with True Technology, a company under common control under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fees paid to True Technology were approximately $12,894 per month for 12 months after which the fees were reduced to $3,868 per month for 24 months. In April 2015, the trading platform lease with True Technology was renewed for 2 years with monthly payment of approximately $3,868 until March 31, 2017.

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending June 30,

2017	360,858
2018	326,066
2019	95,103
$782,026

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China. Concurrent with receiving the license, Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law. The new license will allow Man Loong to provide its trading platform and trading services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai. Man Loong intends to charge a fee to facilitate such trades, and is in the process of defining its business and marketing strategies and processes for trades placed through Shenzhen Qian Hai.

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue will suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms and in times of low gold and silver price volatility Man Loong’s agents’ customers decrease the number of trades. The number of agents’ customers decreased by 2 during the year ended March 31, 2016 and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the quarter ended June 30, 2016.  Volatility in the price of gold increased slightly during the 3 months ended June 30, 2016 compared to the prior year, trading in a range of approximately $1,200 to $1,350 per ounce compared to a relatively steady trading range of $1,100 to $1,200 per ounce for the three months ended June 30, 2015. Volatility in the price of silver increased slightly during the three months ended June 30, 2016 compared to the prior year, trading in a range of approximately $15 to $18 per ounce compared to a relatively steady trading range of $16 to $17 per ounce for the three months ended June 30, 2015. For the three months ended June 30, 2016, revenues decreased by $60,880, or 11.4% as compared to the three months ended June 30, 2015. We believe that revenues decreased primarily because of the continued lack of volatility in gold and silver prices which contributed to the decrease in the number of agent customer with active accounts. A decrease in the number of agents and their customers or the continued lack of volatility in gold prices in the future could result in declines in trade revenue compared to past results.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Man Loong’s revenue was $473,261 and $534,141 for the quarters ended June 30, 2016 and 2015, respectively, a decrease of $60,880 or 11.4%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the quarter ended June 30, 2016. We believe that revenues decreased as compared to the prior quarter primarily because of the continued lack of volatility in gold and silver prices which contributed to the decrease in the number of agent customer with active accounts. The lack of volatility in gold and silver prices and decreases in the number of agents and their customers could continue to result in less commission revenues as it has in the past.

Total expenses were $538,825 for the quarter ended June 30, 2016 as compared to $549,305 for the quarter ended June 30, 2015, an increase of $10,480 or 1.9%.   Approximately 64% of our total expenses for the quarter ended June 30, 2016 were attributed to general and administrative expenses compared to 66% for the quarter ended June 30, 2015.   Historically, marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been our largest expense.  Marketing expense was $114,847 or 21% of Man Loong’s total expenses for the quarter ended June 30, 2016 and $87,350 or 16% of Man Loong’s total expenses for the quarter ended June 30, 2015. The increase in marketing expenses in the quarter ended June 30, 2016 as compared to the prior year was the result of Man Loong increasing headcount and expanding its marketing effort to attract new agents and customers.  Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $36,783 or 7% of its total expenses for the quarter ended June 30, 2016 and $44,281 or 8% of its total expenses for the quarter ended June 30, 2015, (ii) its legal and professional expense which was $64,758 or 12% of its total expenses for the quarter ended June 30, 2016 and $26,266 or 5% of its total expenses for the quarter ended June 30, 2015 and (iii) its occupancy costs for the rent and management fee paid for its offices which was $89,537 or 17% of Man Loong’s total expenses for the quarter ended June 30, 2016 and $149,540 or 27% of its total expenses for the quarter ended June 30, 2015. For the quarters ended June 30, 2016 and 2015, employee compensation and benefits was $174,420 and $165,905 or 32% and 30% of Man Loong’s total expenses for the quarters ended June 30, 2016 and 2015, respectively.

Net income (loss) was a net loss of $50,939 for the quarter ended June 30, 2016, compared to net income of $2,047 for the quarter ended June 30, 2015, a decrease of $52,986 or 2,588%.  The decrease in net income (loss) was primarily the result of Man Loong’s decrease in revenue while its, marketing, legal and professional and employee compensation and benefits expenses all increased, offset in part by a decrease in trading platform rent and occupancy expenses, as a percentage of revenue for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015.

LIQUIDITY

To date, eBullion has funded its operations from cash flows generated by operations. As of June 30, 2016, eBullion had cash totaling $1,015,143, total assets of $2,576,924, total liabilities of $228,168 and working capital of $1,010,508. Net cash used in operations was 18,073 and $239,698 for the three months ended June 30, 2016 and 2015, respectively. The decrease in net cash used in operations for the three months ended June 30, 2016 included an increase in net loss of $52,986, an increase in deposits and prepaid expenses of $55,457, a decrease in accounts payable and accrued expenses of $389 and a decrease in deferred income taxes of $1,262, offset by a decrease in commissions receivable of $68,502, and an increase in customer deposits of $2,577. Net cash used in investing activities was $46,132 and $774,020 for the three months ended June 30, 2016 and 2015, respectively. The decrease in net cash used in investing activities for the three months ended June 30, 2016 was primarily due to Man Loong’s loan of $774,164 to Global Long Limited Inc. (“Global Long”) during the three months ended June 30, 2015 compared to no lending activity during the three months ended June 30, 2016. Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“EBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming the first choice for eBullion Trade’s customers who wish to trade in gold trading positions through the CGSE. The decrease in net cash used by investing activities compared to the three months ended June 30, 2015 was partially offset by the purchase of equipment during the three months ended June 30, 2016. Net cash used by financing activities was $29,533 and $0 for the three months ended June 30, 2016 and 2015, respectively. The increase in net cash used by financing activities for the three months ended June 30, 2016 was due to an increase in bank overdraft during the three months ended June 30, 2016 as compared to $0 during the three months ended June 30, 2015.

As of June 30, 2016 and for the three months then ended, Man Loong’s customer deposits increased from $187,037 at March 31, 2016 to $189,503 at June 30, 2016, an increase of $2,466 or 1.3%. Customer deposits arise when customers of Man Loong’s agents request that Man Loong hold the minimum deposit required to secure the customer’s account from trading losses instead of the agent.   Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future.

As of June 30, 2016 and for the three months then ended, Man Loong’s commission receivables decreased from $100,493 at March 31, 2016 to $31,916 at June 30, 2016, a decrease of $68,577 or 68.2%. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on these commissions receivable, and we continue working with our agents to improve the payment times of commissions accrued but unpaid at the end of each month. As of June 30, and March 31, 2016, we had no reserve for credit losses nor had we incurred any bad debts for the three months ended June 30, 2016 and 2015.

As of June 30, 2016 and for the three months then ended, Man Loong’s deposits and prepaid expenses increased from $170,903 at March 31, 2016 to $226,271 at June 30, 2016, an increase of $55,368 or 32.4%. Deposits and prepaid expenses consist primarily of prepaid rent and occupancy expenses on Man Loong’s principal offices in Hong Kong. In May 2016, Man Loong entered into a lease agreement on new office space which required Man Loong to pay an additional deposit of approximately $44,155.

No dividends were declared or paid in the quarters ended June 30, 2016 and 2015 and none are expected to be paid for the foreseeable future.

Commitments

eBullion is committed to paying a monthly fee of approximately $3,868 until March 31, 2017 to, True Technology Limited for hosting services and use of the trading platform that is the cornerstone of its business.  True Technology is a company owned by Messrs. Choi and Wong, Man Loong’s CEO and a director, respectively. In September 2015, Man Loong entered into a lease for its principal office space which requires monthly payments of approximately $27,209 through October 2018. In May 2016, the Company entered into a new lease agreement for additional office space. The Company paid approximately $44,155 in lease deposits and is committed to lease and management fee payments of approximately $10,645 per month through October 2018.

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

a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are ineffective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

The following information updates, and should be read in conjunction with, information disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2016 which was filed with the Securities and Exchange Commission on June 29, 2016. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 other than as set forth below:

RISKS RELATED TO OUR BUSINESS

Our revenue is dependent upon Man Loong’s ability to attract and retain the agents with whom its customers have accounts.

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the quarter ended June 30, 2016. We believe that revenues decreased as compared to the prior quarter primarily because of the continued lack of volatility in gold and silver prices which contributed to the decrease in the number of agent customer with active accounts. For the three months ended June 30, 2016, revenues decreased by $60,880 or 11.4% as compared to the three months ended June 30, 2015. Although Man Loong has spent significant financial resources on support services for agents and their customers, and marketing and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents and customers. In particular, during the quarter ended June 30, 2016, marketing expenses increased as we expanded our marketing efforts to attract additional customers, and we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

Man Loong currently has 3 agents in Hong Kong which cover three main geographic areas, including Hong Kong Island, Kowloon and the New Territories.  In mainland China, Man Loong has 10 agents located in Shanghai and Guangdong and Fujian provinces.  Each of Man Loong’s agents in Hong Kong have between 100 – 150 customers and its agents in China each have between 100 and 600 customers. There can be no assurance that Man Loong will be able to retain its agents and their customers.

If Man Loong were to fail to comply with the requirements of the CGSE, Man Loong could lose its ability to process client trades, which would have an adverse material effect on our revenues, financial condition and cash flows.

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of June 30, 2016 and March 31, 2016, Man Loong had $1.0 million and $1.1 million in cash, respectively, and $2.58 million and $2.66 million, in total assets, respectively.  We were in compliance with the CGSE’s requirements as of June 30, 2016 and March 31, 2016.

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

EBULLION, INC.

Date: August 12, 2016	By:	/s/ KEE YUEN CHOI
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: August 12, 2016	By:	/s/ CHUI CHUI LI
Chui Chui Li
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Lease Agreement dated May 11, 2016
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document†
101.SCH*	XBRL Taxonomy Extension Schema Document†
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Filed herewith.