Form 10-Q
period 2016-09-30
eBullion, Inc.
filed 2016-11-17
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 512,600,000 shares of Common Stock, $0.0001 par value per share, outstanding.

EBULLION,  INC.

TABLE OF CONTENTS

		Page No.

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and March 31, 2016 (Audited)	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2016 and 2015	2

	Condensed Consolidated Statements of Shareholders’ Equity for the year ended March 31, 2016 (audited) and six months ended September 30, 2016 (unaudited)	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

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

eBullion, Inc.

Condensed Consolidated Balance Sheets

As of September 30, and March 31, 2016

(Expressed in US dollars)

	Unaudited September 30, 2016	Audited March 31, 2016
ASSETS
Current Assets
Cash	$878,494	$1,109,465
Commissions receivable	202,667	100,493
Deposits and prepaid expenses	69,640	29,819
Prepaid income taxes	147,547	147,556
Total current assets	1,298,348	1,387,333

Noncurrent Assets
Deposits and prepaid expenses	188,397	141,084
Equipment, net	262,137	253,807
Loan receivable from Global Long	773,746	773,793
Deferred income taxes	101,954	101,960
Total noncurrent assets	1,326,234	1,270,644

Total assets	$2,624,582	$2,657,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Overdraft	$-	$30,645
Accounts payable and accrued liabilities	33,249	33,684
Customer deposits	203,577	187,037
Total current liabilities	236,826	251,366

Noncurrent Liabilities
Deferred income taxes	1,847	5,517
Total noncurrent liabilities	1,847	5,517

Total liabilities	238,673	256,883

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding	51,260	51,260
Additional paid in capital	1,477,404	1,477,404
Retained earnings	859,112	873,954
Accumulated other comprehensive loss	(1,867)	(1,524)
Total shareholders’ equity	2,385,909	2,401,094
Total liabilities and shareholders’ equity	$2,624,582	$2,657,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBulllion, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended September 30, 2016 and 2015

(Expressed in US dollars)

	Six Months Ended		Three Months Ended
	2016	2015	2016	2015
REVENUES

Commission revenue	$1,034,416	$842,567	$561,178	$308,419

EXPENSES
General and administrative	675,632	765,317	330,115	402,090
Employee compensation and benefits	360,601	328,615	186,183	162,709
Depreciation and Amortization	37,800	40,344	18,905	20,172
Total expenses	1,074,033	1,134,276	535,203	584,971

INCOME (LOSS) FROM OPERATIONS	(39,617)	(291,709)	25,975	(276,552)

OTHER INCOME
Rental income	-	9,030	-	-
Interest income, net	21,107	21,356	7,743	11,645
Total other income	21,107	30,386	7,743	11,645

INCOME (LOSS) BEFORE INCOME TAXES	(18,510)	(261,323)	33,718	(264,907)

INCOME TAX PROVISION (BENEFIT)
Current	-	4,180	-	-
Deferred	(3,668)	(5,300)	(2,405)	(2,650)
Total income tax provision (benefit)	(3,668)	(1,120)	(2,405)	(2,650)

NET INCOME (LOSS)	(14,842)	(260,203)	36,123	(262,257)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(343)	2,303	1,056	682
COMPREHENSIVE INCOME (LOSS)	$(15,185)	$(257,900)	$37,179	$(261,575)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	512,600,000	512,600,000	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended March 31, 2016 and Six Months Ended September 30, 2016

(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2015 - Audited	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

Net loss	-	-	-	(509,750)	-	(509,750)

Foreign currency translation adjustment	-	-	-	-	(304)	(304)

BALANCE, March 31, 2016 - Audited	512,600,000	$51,260	$1,477,404	$873,954	$(1,524)	$2,401,094

Net loss	-	-	-	(14,842)	-	(14,842)

Foreign currency translation adjustment	-	-	-	-	(343)	(343)

BALANCE, September 30, 2016 - Unaudited	512,600,000	$51,260	$1,477,404	$859,112	$(1,867)	$2,385,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2016 and 2015

(Expressed in US dollars)

	2016	2015
OPERATING ACTIVITIES:
Net loss	$(14,842)	$(260,203)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	(8,344)	40,344
Changes in operating assets and liabilities:
Commissions receivable	(102,130)	77,838
Deposits and prepaid expenses	(87,103)	(209,317)
Accounts payable and accrued liabilities	(649)	(3,466)
Customer deposits	16,543	61,297
Income taxes payable	-	4,180
Deferred income taxes	(3,668)	(5,300)
Net cash used in operating activities	(200,193)	(294,627)

INVESTING ACTIVITIES:
Loan receivable from Global Long	-	(774,042)
Net cash used in investing activities	-	(774,042)

FINANCING ACTIVITIES:
Bank overdraft	(30,628)	-
Net cash used in financing activities	(30,628)	-

NET DECREASE IN CASH	(230,821)	(1,068,699)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(150)	1,064
Cash, beginning of period	1,109,465	2,513,423
Cash, end of period	$878,494	$1,445,818
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
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

The Company’s and Man Loong’s fiscal year end is March 31.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of September 30, 2016 and March 31, 2016 (audited), and for the three and six months ended September 30, 2016 and 2015, include the accounts of eBullion and its wholly owned subsidiary, Man Loong.  All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three and six months ended September 30, 2016 and 2015. The total amount charged to advertising expense was $353 and $4,696 for the six months ended September 30, 2016 and 2015, respectively and $124 and $2,818 for the three months ended September 30, 2016 and 2015, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of three months or less.  As of September 30, 2016 and March 31, 2016, the Company had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for cash, commissions receivable, loan receivable from Global Long, accounts payable and accrued liabilities and customer deposits qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
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

The Company had no financial instruments that were required to be measured at fair value for the three and six months ended September 30, 2016 and 2016.

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of September 30, 2016 and March 31, 2016, the Company has no reserve for credit losses nor has it incurred any bad debts for the three and six months ended September 30, 2016 and 2015.

Deposits and Prepaid Expenses

The Company records goods and services paid for but not received until a future date as deposits and prepaid expenses. These primarily include deposits and prepayments for occupancy related expenses.  Deposits or prepaid expenses which will be  realized more than 12 months past the balance sheet date are classified as non-current assets in the accompanying condensed consolidated balance sheets.

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

Gain or loss on disposal of equipment is the difference between net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized as income or loss in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). There were no disposals of equipment for the three and six months ended September 30, 2016 and 2015.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
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

A VIE is required to be consolidated by a reporting entity if it has a controlling financial interest in the VIE. A reporting entity is deemed to have a controlling financial interest in a VIE if it both has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive economic benefits from the VIE that could potentially be significant to the VIE. The Company did not have a VIE as of September 30, and March 31, 2016 and for the three and six months ended September 30, 2016 and 2015.

Reporting Currency and Foreign Currency Translation

As of September 30 and March 31, 2016 and for the three and six months ended September 30, 2016 and 2015, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong.  The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency.  All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income (loss), and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates at September 30 and March 31, 2016 and for the three and six months ended September 30, 2016 and 2015 are as follows:

	2016	2015

Year end March 31, 2016 USD/HKD exchange rate	7.7540	-
Period end USD/HKD exchange rate	7.7545	7.7500
Average USD/HKD exchange rate:
Six months ended September 30	7.7582	7.7515
Three months ended September 30	7.7561	7.7513

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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at September 30, 2016 and March 31, 2016 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Customer Deposits

Customer deposits at September 30, 2016 and March 31, 2016 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at September 30, 2016 and March 31, 2016.

Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss as September 30, and March 31, 2016 consist of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

Rental Income

Rental income consisted of rent charged for a portion of Man Loong’s office facility which was leased on a short term lease arrangement. Agreed rental payments were $4,514 per month from January 1, 2015 until March 31, 2015 when the lease arrangement expired. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months. For the six months ended September 30, 2016 and 2015, Man Loong recognized $0 and $9,030, respectively, and $0 and $0 for the three months ended September 30, 2016 and 2015, respectively in the accompanying unaudited condensed consolidated statements of comprehensive income.

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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and the Company is subject to federal income tax examinations for the fiscal years ended March 31, 2014 through 2016. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2009. At September 30, 2016, Man Loong had no uncertain tax positions.

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

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit on Financial Instruments. ASU 2016-13 will replace the “incurred loss” methodology for recognizing impairment losses on financial instruments, which delays the recognition of such losses until it is probable that a loss has been incurred, with the Current Expected Credit Losses (“CECL”) methodology. Using the CECL methodology, an entity will recognize credit losses based on its estimate of future losses, even though those estimated losses have not yet met the probable threshold. ASU 2016-13 is effective for years beginning after December 18, 2018 and early adoption is permitted in fiscal years beginning after December 31, 2018. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

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
For the Six Months Ended September 30, 2016 and 2015
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

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of September 30, 2016 and March 31, 2016:

	Unaudited	Audited
	September 30, 2016	March 31, 2016
Current
Prepaid rent and occupancy expenses	$69,640	$29,819

Noncurrent
Rent and occupancy deposits	188,397	141,084
Total deposits and prepaid expenses	$258,037	$170,903

4.	Loan receivable from Global Long

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
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
(Expressed in US Dollars)

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of September 30, 2016 and March 31, 2016:

	Unaudited
	September 30, 2016	March 31, 2016
Office equipment	$206,333	$206,345
Computer equipment	59,915	59,919
Furniture and fixtures	111,937	65,774
	378,185	332,038
Less: Accumulated depreciation	(116,048)	(78,231)
Equipment, net	$262,137	$253,807

Depreciation expense was $37,800 and $40,344 for the six months ended September 30, 2016 and 2015, respectively, and $18,905 and $20,172 for the three months ended September 30, 2016 and 2015, respectively and was recorded as depreciation expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

6.	Customer Deposits

Customer deposits were $203,577 and $187,037 at September 30, 2016 and March 31, 2016, respectively, and were recorded as a current liability in the accompanying unaudited condensed consolidated balance sheets.

7.	General and Administrative Expenses

General and administrative expenses consist of the following for the three and six months ended September 30, 2016 and 2015.

	Unaudited Six months 2016	Unaudited Six months 2015	Unaudited Three months 2016	Unaudited Three months 2015
Marketing expenses	$212,688	$172,108	$97,837	$84,758
Trading platform rent	61,716	83,465	24,929	39,183
Transportation	3,152	29,803	2,014	12,457
Internet	10,469	8,908	5,608	4,454
Travel and entertainment	3,028	3,852	2,673	701
Computers and software	22,061	16,237	7,856	8,442
Legal and professional	106,466	80,354	41,700	54,088
Licenses	13,866	26,969	10,443	25,073
Occupancy	206,795	298,774	117,266	149,234
Advertising	353	4,696	124	2,818
Other	35,038	40,151	19,665	20,882
Total general and administrative expense	$675,632	$765,317	$330,115	$402,090

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
(Expressed in US Dollars)

8.	Income Taxes

Income (loss) before income taxes as shown in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) is summarized below for the three and six months ended September 30, 2016 and 2015.

	Unaudited Six months 2016	Unaudited Six months 2015	Unaudited Three months 2016	Unaudited Three months 2015
United States	$(24,851)	$(26,089)	$(15,950)	$(16,445)
Hong Kong	6,341	(235,234)	49,668	(248,462)
Income before income taxes	$(18,510)	$(261,323)	$33,718	$(264,907)

Under Hong Kong Profits Tax Law the Company is subject to profits tax at a statutory rate of 16.5% on income reported in its statutory financial statements after appropriate tax adjustments.

The income tax provision (benefit) consists of the following for the three and six months ended September 30, 2016 and 2015:

	Unaudited Six months 2016	Unaudited Six months 2015	Unaudited Three months 2016	Unaudited Three months 2015
Current:
United States	$-	$-	$-	$-
Hong Kong	-	4,180	-	-
Total current provision	-	4,180	-	-

Deferred:
United States	-	-	-	-
Hong Kong	(3,668)	(5,300)	(2,405)	(2,650)
Total deferred benefit	(3,668)	(5,300)	(2,405)	(2,650)

Total income tax provision	$(3,668)	$(1,120)	$(2,405)	$(2,650)

The reconciliation of the income tax provision (benefit) to the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes is as follows:

	Unaudited Six months 2016	Unaudited Six months 2015	Unaudited Three months 2016	Unaudited Three months 2015
Income tax provision (benefit) at the U.S. statutory tax rate	$(6,293)	$(88,850)	$11,464	$(90,068)
Valuation allowance on U.S. net operating loss carryforwards	8,449	8,870	5,423	5,591
Impact of foreign operations	(5,824)	78,860	(19,292)	81,827
Other	-	-	-	-
Income tax provision (benefit)	$(3,668)	$(1,120)	$(2,405)	$(2,650)

At September 30, 2016, we had U.S. net operating loss carryforwards of approximately $395,000 which expire at various times through 2035. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $134,000 as of September 30, 2016.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2016 and 2015
(Expressed in US Dollars)

8.	Income Taxes - continued

At September 30, 2016, we had Hong Kong net operating loss carryforwards of approximately $291,000 which expire at various times through 2032. Based on the available evidence, it is uncertain whether future Hong Kong taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, we have recorded a valuation allowance of approximately $48,000 as of September 30, 2016.

As September 30 and March 31, 2016, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $101,954 and $101,960, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as September 30 and March 31, 2016.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company would classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company has incurred no interest or penalties during the three and six months ended September 30, 2016 and 2015.

9.	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) information for the three and six months ended September 30, 2016 and 2015 was determined by dividing net income (loss) for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three and six months ending September 30, 2016 and 2015, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore basic and diluted earnings per share for the respective years are the same.

	Unaudited Six months 2016	Unaudited Six months 2015	Unaudited Three months 2016	Unaudited Three months 2015
Numerator
Net income (loss) attributable to common shareholders	$(14,842)	$(260,203)	$36,123	$(262,257)

Denominator
Weighted average shares of common stock (basic and diluted)	512,600,000	512,600,000	512,600,000	512,600,000

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

10.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $3,868 per month for the three and six months ended September 30, 2016 and 2015 and is recorded as trading platform rent as a component of general and administrative expenses. Included in trading platform rental fees in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the six months ended September 30, 2016 and 2015, are rental fees which were paid to True Technology of $23,201 and $23,221 respectively. Rental fees paid to True Technology for the three months ended September 30, 2016 and 2015 were $11,604 and $11,611 respectively.

Included in employee compensation and benefits in the accompanying unaudited condensed consolidated statements of comprehensive income for the six months ending September 30, 2016 and 2015, are salaries and director compensation of $18,045 and $15,841 respectively, which were paid to two of the Company’s directors and shareholders. Compensation and benefits paid to these shareholders for the three months ended September 30, 2016 and 2015 were $10,315 and $7,740 respectively.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2016 and 2015
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

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending September 30,
2017	477,270
2018	454,062
2019	24,245
$955,577

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016, found in our Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has, the number of customers its agents have, and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue may suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms and in times of low gold and silver price volatility Man Loong’s agents’ customers decrease the number of trades. The number of agents’ customers decreased by 2 during the year ended March 31, 2016 and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the six months ended September 30, 2016.  Volatility in the price of gold increased during the three and six months ended September 30, 2016 compared to the prior year, trading in a range of approximately $1,200 to $1,370 per ounce compared to a relatively steady trading range of $1,160 to $1,200 per ounce for the three and six months ended September 30, 2015. Volatility in the price of silver also increased during the three and six months ended September 30, 2016 compared to the prior year, trading in a range of approximately $15 to $20 per ounce compared to a relatively steady trading range of $15 to $17 per ounce for the three and six months ended September 30, 2015. For the three and six months ended September 30, 2016, revenues increased by $252,759, or 82.0% and $191,849 or 22.8%, respectively, as compared to the three and six months ended September 30, 2015. We believe that revenues increased primarily because of the increase in volatility in gold and silver prices. A decrease in the volatility in gold prices in the future or further decreases in the number of agents and their customers could result in declines in trade revenue compared to past results.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Man Loong’s revenue was $561,178 and $308,419 for the quarters ended September 30, 2016 and 2015, respectively, an increase of $252,759 or 82.0%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. The number of agent customers remained unchanged during the quarter ended September 30, 2016. We believe that revenues increased as compared to the prior quarter primarily because of the increase in volatility in gold and silver prices. A lack of volatility in gold and silver prices in the future or further decreases in the number of agents and their customers could result in declines in commission revenues as it has in the past.

Total expenses were $535,203 for the quarter ended September 30, 2016 as compared to $584,971 for the quarter ended September 30, 2015, a decrease of $49,768 or 8.5%.   Approximately 62% of our total expenses for the quarter ended September 30, 2016 were attributed to general and administrative expenses compared to 68% for the quarter ended September 30, 2015.   Historically, marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been one of our largest general and administrative expenses.  Marketing expense was $97,837 or 18% of Man Loong’s total expenses for the quarter ended September 30, 2016 and $84,758 or 15% of Man Loong’s total expenses for the quarter ended September 30, 2015. The increase in marketing expenses in the quarter ended September 30, 2016 as compared to the prior year was the result of Man Loong increasing headcount and expanding its marketing effort to attract new agents and customers.  Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $24,929 or 5% of its total expenses for the quarter ended September 30, 2016 and $39,183 or 7% of its total expenses for the quarter ended September 30, 2015, (ii) its legal and professional expense which was $41,700 or 8% of its total expenses for the quarter ended September 30, 2016 and $54,088 or 9% of its total expenses for the quarter ended September 30, 2015 and (iii) its occupancy costs for the rent and management fee paid for its offices which was $117,266 or 22% of Man Loong’s total expenses for the quarter ended September 30, 2016 and $149,234 or 26% of its total expenses for the quarter ended September 30, 2015. For the quarters ended September 30, 2016 and 2015, employee compensation and benefits was $186,183 and $162,709 or 35% and 28% of Man Loong’s total expenses for the quarters ended September 30, 2016 and 2015, respectively.

Net income (loss) was net income of $36,123 for the quarter ended September 30, 2016, compared to net loss of $262,257 for the quarter ended September 30, 2015, an increase of $298,380 or 114%.  The increase in net income was primarily the result of Man Loong’s increase in revenue while its platform rent, legal and professional and occupancy expenses all decreased, offset in part by an increase in marketing and employee compensation and benefits expenses, as a percentage of revenue for the quarter ended September 30, 2016 as compared to the quarter ended September 30, 2015.

Results of Operations for the Six Months Ended September 30, 2016 and 2015

Man Loong’s revenue was $1,034,416 and $842,567 for the six months ended September 30, 2016 and 2015, respectively, an increase of $191,849 or 22.8%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system.   During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the six months ended September 30, 2016. We believe that revenues increased as compared to the six months ended September 30, 2015 primarily because of the increase in volatility in gold and silver prices. A lack of volatility in gold and silver prices in the future or further decreases in the number of agents and their customers could result in declines in commission revenues as it has in the past.

Total expenses were $1,074,033 for the six months ended September 30, 2016 as compared to $1,134,276 for the six months ended September 30, 2015, a decrease of $60,243 or 5.3%.   Approximately 63% of our total expenses for the six months ended September 30, 2016 were attributed to general and administrative expenses compared to 68% for the six months ended September 30, 2015.   Historically, marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been our largest general and administrative expense.  Marketing expense was $212,688 or 20% of Man Loong’s total expenses for the six months ended September 30, 2016 and $172,108 or 15% of Man Loong’s total expenses for the six months ended September 30, 2015. The increase in marketing expenses in the six months ended September 30, 2016 as compared to the prior year was the result of Man Loong increasing headcount and expanding its marketing effort to attract new agents and customers.  Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $61,716 or 6% of its total expenses for the six months ended September 30, 2016 and $83,465 or 7% of its total expenses for the six months ended September 30, 2015, (ii) its legal and professional expense which was $106,466 or 10% of its total expenses for the six months ended September 30, 2016 and $80,354 or 7% of its total expenses for the six months ended September 30, 2015 and (iii) its occupancy costs for the rent and management fee paid for its offices which was $206,795 or 19% of Man Loong’s total expenses for the six months ended September 30, 2016 and $298,774 or 26% of its total expenses for the six months ended September 30, 2015. For the six months ended September 30, 2016 and 2015, employee compensation and benefits was $360,601 and $328,615 or 34% and 29% of Man Loong’s total expenses for the six months ended September 30, 2016 and 2015, respectively.

Net loss was $14,842 for the six months ended September 30, 2016, compared to $260,203 for the six months ended September 30, 2015, a decrease of $245,361 or 94.3%.  The decrease in net loss was primarily the result of Man Loong’s increase in revenue while its platform rent and occupancy expenses decreased, offset in part by an increase in marketing, legal and professional and employee compensation and benefits expenses, as a percentage of revenue for the six months ended September 30, 2016 as compared to the six months ended September 30, 2015.

LIQUIDITY

To date, eBullion has funded its operations from cash flows generated by operations. As of September 30, 2016, eBullion had cash totaling $878,494, total assets of $2,624,582, total liabilities of $238,673 and working capital of $1,061,522. Net cash used in operations was $200,193 and $294,627 for the six months ended September 30, 2016 and 2015, respectively. The decrease in net cash used in operations for the six months ended September 30, 2016 included an decrease in net loss of $245,361, an increase in deposits and prepaid expenses of $87,103, a decrease in accounts payable and accrued expenses of $649 and an increase in deferred income taxes of $3,668, offset by an increase in commissions receivable of $102,130 and an increase in customer deposits of $16,543. Net cash used in investing activities was $0 and $774,020 for the six months ended September 30, 2016 and 2015, respectively. The decrease in net cash used in investing activities for the six months ended September 30, 2016 was primarily due to Man Loong’s loan of $774,164 to Global Long Limited Inc. (“Global Long”) during the six months ended September 30, 2015 compared to no lending activity during the six months ended September 30, 2016. Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“EBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming the first choice for eBullion Trade’s customers who wish to trade in gold trading positions through the CGSE. Net cash used by financing activities was $30,628 and $0 for the six months ended September 30, 2016 and 2015, respectively. The increase in net cash used by financing activities for the six months ended September 30, 2016 was due to a decrease in bank overdraft during the six months ended September 30, 2016 as compared to $0 during the six months ended September 30, 2015.

As of September 30, 2016 and for the six months then ended, Man Loong’s customer deposits increased from $187,037 at March 31, 2016 to $203,577 at September 30, 2016, an increase of $16,540 or 8.8%. Customer deposits arise when customers of Man Loong’s agents request that Man Loong hold the minimum deposit required to secure the customer’s account from trading losses instead of the agent.   Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future.

As of September 30, 2016 and for the six months then ended, Man Loong’s commission receivables increased from $100,493 at March 31, 2016 to $202,667 at September 30, 2016, an increase of $102,174 or 101.7%. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on these commissions receivable, and we continue working with our agents to improve the payment times of commissions accrued but unpaid at the end of each month. As of September 30, and March 31, 2016, we had no reserve for credit losses nor had we incurred any bad debts for the three and months ended September 30, 2016 and 2015.

As of September 30, 2016 and for the six months then ended, Man Loong’s deposits and prepaid expenses increased from $170,903 at March 31, 2016 to $258,037 at September 30, 2016, an increase of $87,134 or 51.0%. Deposits and prepaid expenses consist primarily of prepaid rent and occupancy expenses on Man Loong’s principal offices in Hong Kong. In May 2016, Man Loong entered into a lease agreement on new office space which required Man Loong to pay an additional deposit of approximately $44,155.

No dividends were declared or paid in the quarters ended September 30, 2016 and 2015 and none are expected to be paid for the foreseeable future.

Commitments

eBullion is committed to paying a monthly fee of approximately $3,868 until March 31, 2017 to True Technology Limited for hosting services and use of the trading platform that is the cornerstone of its business.  True Technology is a company owned by Messrs. Choi and Wong, Man Loong’s CEO and a director, respectively. In September 2015, Man Loong entered into a lease for its principal office space which requires monthly payments of approximately $27,209 through October 2018. In May 2016, the Company entered into a new lease agreement for additional office space. The Company paid approximately $44,155 in lease deposits and is committed to lease and management fee payments of approximately $10,645 per month through October 2018.

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

a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are ineffective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

(b)  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent upon Man Loong’s ability to retain and attract agents.  Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected.   During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the six months ended September 30, 2016. We believe that revenues increased during the three and six months ended September 30, 2016, as compared to the prior year, primarily because of increased volatility in gold and silver prices. For the three and six months ended September 30, 2016, revenues increased by $252,759 or 82.0% and $191,849 or 22.8%, respectively as compared to the three and six months ended September 30, 2015. Although Man Loong has spent significant financial resources on support services for agents and their customers, and marketing and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents and customers. In particular, during the three and six months ended September 30, 2016, marketing expenses increased as we expanded our marketing efforts to attract additional customers, and we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong.  If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of September 30, 2016 and March 31, 2016, Man Loong had $0.9 million and $1.1 million in cash, respectively, and $2.62 million and $2.66 million, in total assets, respectively.  We were in compliance with the CGSE’s requirements as of September 30, 2016 and March 31, 2016.

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

EBULLION, INC.

Date: November 16, 2016	By:	/s/ KEE YUEN CHOI
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: November 16, 2016	By:	/s/ CHUI CHUI LI
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

