Form 10-Q
period 2016-12-31
eBullion, Inc.
filed 2017-02-09
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55231

eBullion, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2323674
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1805-06, Tower 6 33 Canton Road, Tsim Sha Tsui Hong Kong	Not Applicable
(Address of principal executive offices)	(Zip Code)

+852 3187-4300

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

As of January 13, 2017, there were 512,600,000 shares of Common Stock, $0.0001 par value per share, outstanding.

EBULLION, INC.

		Page No.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of December 31, 2016 (Unaudited) and March 31, 2016 (Audited)	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine and three months ended December 31, 2016 and 2015	5

	Condensed Consolidated Statements of Shareholders’ Equity for the year ended March 31, 2016 (audited) and nine months ended December 31, 2016 (unaudited)	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

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

eBullion, Inc.

Condensed Consolidated Balance Sheets

As of December 31, 2016 and March 31, 2016

(Expressed in US dollars)

	Unaudited December 31, 2016	Audited March 31, 2016
ASSETS
Current Assets
Cash	$793,804	$1,109,465
Commissions receivable	517,751	100,493
Deposits and prepaid expenses	42,099	29,819
Prepaid income taxes	-	147,556
Total current assets	1,353,654	1,387,333

Noncurrent Assets
Deposits and prepaid expenses	188,395	141,084
Property and equipment, net	243,243	253,807
Loan receivable from Global Long	773,734	773,793
Deferred income taxes	101,953	101,960
Total noncurrent assets	1,307,325	1,270,644

Total assets	$2,660,979	$2,657,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Overdraft	$-	$30,645
Accounts payable and accrued liabilities	12,463	33,684
Income taxes payable	12,067	-
Customer deposits	208,731	187,037
Total current liabilities	233,261	251,366

Noncurrent Liabilities
Deferred income taxes	584	5,517
Total noncurrent liabilities	584	5,517

Total liabilities	233,845	256,883

Commitments and contingencies
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding	51,260	51,260
Additional paid in capital	1,477,404	1,477,404
Retained earnings	900,506	873,954
Accumulated other comprehensive loss	(2,036)	(1,524)
Total shareholders’ equity	2,427,134	2,401,094
Total liabilities and shareholders’ equity	$2,660,979	$2,657,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended December 31, 2016 and 2015

(Expressed in US dollars)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015
REVENUES

Commission revenue	$1,502,897	$1,371,311	$468,476	$528,755

EXPENSES
General and administrative	921,777	1,221,611	246,136	456,239
Employee compensation and benefits	527,340	495,772	166,738	167,158
Depreciation	56,703	64,426	18,903	24,083
Loss on disposal of property and equipment	-	124,846	-	124,860
Total expenses	1,505,820	1,906,655	431,777	772,340

INCOME (LOSS) FROM OPERATIONS	(2,923)	(535,344)	36,699	(243,585)

OTHER INCOME
Rental income	-	9,031	-	-
Interest income, net	36,606	32,999	15,499	11,643
Total other income	36,606	42,030	15,499	11,643

INCOME (LOSS) BEFORE INCOME TAXES	33,683	(493,314)	52,198	(231,942)

INCOME TAX PROVISION (BENEFIT)
Current	12,061	4,181	12,063	-
Deferred	(4,930)	17,684	(1,263)	22,987
Total income tax provision (benefit)	7,131	21,865	10,800	22,987

NET INCOME (LOSS)	26,552	(515,179)	41,398	(254,929)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(512)	2,058	(163)	(245)
COMPREHENSIVE INCOME (LOSS)	$26,040	$(513,121)	$41,235	$(255,174)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted (1)	512,600,000	512,600,000	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

(1)	The Company’s weighted average common shares outstanding for both basic and diluted earnings per share have been restated for the effects of the 10 for 1 stock split which was effective in March 2015. See Note 13 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Condensed Consolidated Statements of Shareholders’ Equity For the Year Ended March 31, 2016 and Nine Months Ended December 31, 2016
(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2015– Audited	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

Net loss for the year	-	-	-	(509,750)	-	(509,750)

Foreign currency translation adjustment	-	-	-	-	(304)	(304)

BALANCE, March 31, 2016 - Audited	512,600,000	$51,260	$1,477,404	$873,954	$(1,524)	$2,401,094

Net loss for the period	-	-	-	26,552	-	26,552

Foreign currency translation adjustment	-	-	-	-	(512)	(512)

BALANCE, December 31, 2016 - Unaudited	512,600,000	$51,260	$1,477,404	$900,506	$(2,036)	$2,427,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2016 and 2015

(Expressed in US dollars)

	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$26,552	$(515,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	56,703	64,426
Loss on disposal of proprety and equipment	-	124,846
Changes in operating assets and liabilities:
Commissions receivable	(417,090)	75,775
Deposits and prepaid expenses	(59,578)	(94,500)
Accounts payable and accrued liabilities	(51,850)	9,070
Customer deposits	21,699	78,975
Prepaid income taxes	147,483	-
Income taxes payable	12,061	4,181
Deferred income taxes	(4,930)	17,684

Net cash used in operating activities	(268,950)	(234,722)

INVESTING ACTIVITIES:
Purchase of property and equipment	(46,147)	(234,443)
Increase in restricted cash	-	(313,864)
Loan receivable from Global Long	-	(774,083)
Net cash used in investing activities	(46,147)	(1,322,390)

NET INCREASE (DECREASE) IN CASH	(315,097)	(1,557,112)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(564)	1,010
Cash, beginning of period	1,109,465	2,513,423
Cash, end of period	$793,804	$957,321
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended December 31, 2016 and 2015
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

The Company’s and Man Loong’s fiscal year end is March 31.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of December 31, 2016 and March 31, 2016, and for the three and nine months ended December 31, 2016 and 2015, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended December 31, 2016 and 2015
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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the three and nine months ended December 31, 2016 and 2015. The total amount charged to advertising expense was $353 and $4,696 for the nine months ended December 31, 2016 and 2015, respectively and $0 and $0 for the three months ended December 31, 2016 and 2015, respectively.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of three months or less. As of December 31, 2016 and March 31, 2016, the Company had no cash equivalents.

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
For the Nine Months Ended December 31, 2016 and 2015
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

The Company had no financial instruments that were required to be measured at fair value for the three and nine months ended December 31, 2016 and 2015.

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 30 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of December 31, 2016 and March 31, 2016, the Company has no reserve for credit losses nor has it incurred any bad debts for the three and nine months ended December 31, 2016 and 2015.

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

Property and Equipment

Property and equipment is stated at cost. The cost of an asset consists of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	5 years
Furniture and fixtures	5 years
Computer equipment	5 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Gain or loss on disposal of equipment is the difference between net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized as income or loss in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). There were no disposals of equipment for the three and nine months ended December 31, 2016 and 2015.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended December 31, 2016 and 2015
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

A VIE is required to be consolidated by a reporting entity if it has a controlling financial interest in the VIE. A reporting entity is deemed to have a controlling financial interest in a VIE if it both has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive economic benefits from the VIE that could potentially be significant to the VIE. The Company did not have a VIE as of December 31, and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015.

Reporting Currency and Foreign Currency Translation

As of December 31 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income (loss), and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates at December 31 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 are as follows:

	2016	2015

Year end March 31, 2016 USD/HKD exchange rate	7.7540	-
Period end USD/HKD exchange rate	7.7546	7.7503
Average USD/HKD exchange rate:
Nine months ended December 31	7.7579	7.7511
Three months ended December 31	7.7571	7.7503

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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at December 31, 2016 and March 31, 2016 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended December 31, 2016 and 2015
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Customer Deposits

Customer deposits at December 31, 2016 and March 31, 2016 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at December 31, 2016 and March 31, 2016.

Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss as December 31, and March 31, 2016 consist of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

Rental Income

Rental income consisted of rent charged for a portion of Man Loong’s office facility which was leased on a short term lease arrangement. Agreed rental payments were $4,514 per month from January 1, 2015 until March 31, 2015 when the lease arrangement expired. Though not subject to a formal lease agreement, in April 2015, Man Loong extended the lease arrangement for a further 2 months. For the nine months ended December 31, 2016 and 2015, Man Loong recognized $0 and $9,031, respectively, and $0 and $0 for the three months ended December 31, 2016 and 2015, respectively in the accompanying unaudited condensed consolidated statements of comprehensive income.

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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and the Company is subject to federal income tax examinations for the fiscal years ended March 31, 2014 through 2016. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2009. At December 31, 2016, Man Loong had no uncertain tax positions.

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
For the Nine Months Ended December 31, 2016 and 2015
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
For the Nine Months Ended December 31, 2016 and 2015
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

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of December 31, 2016 and March 31, 2016:

	Unaudited December 31, 2016	Audited March 31, 2016
Current
Prepaid rent and occupancy expenses	$42,099	$29,819

Noncurrent
Rent and occupancy deposits	188,395	141,084
Total deposits and prepaid expenses	$230,494	$170,903

4.	Loan receivable from Global Long

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
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended December 31, 2016 and 2015
(Expressed in US Dollars)

5.	Property and Equipment

Property and equipment, including leasehold improvements, consisted of the following as of December 31, 2016 and March 31, 2016:

	Unaudited December 31, 2016	March 31, 2016
Office equipment	$206,329	$206,345
Computer equipment	59,914	59,919
Furniture and fixtures	111,936	65,774
	378,179	332,038
Less: Accumulated depreciation	(134,936)	(78,231)
Equipment, net	$243,243	$253,807

Depreciation expense was $56,703 and $64,426 for the nine months ended December 31, 2016 and 2015, respectively, and $18,903 and $24,083 for the three months ended December 31, 2016 and 2015, respectively and was recorded as depreciation expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

6.	Customer Deposits

Customer deposits were $208,731 and $187,037 at December 31, 2016 and March 31, 2016, respectively, and were recorded as a current liability in the accompanying unaudited condensed consolidated balance sheets.

7.	General and Administrative Expenses

General and administrative expenses consist of the following for the three and nine months ended December 31, 2016 and 2015.

	Unaudited Nine months	Unaudited Nine months	Unaudited Three months	Unaudited Three months
	2016	2015	2016	2015
Marketing expenses	$255,597	$254,406	$42,903	$82,298
Trading platform rent	78,415	126,019	16,697	42,554
Transportation	8,118	36,171	4,967	6,366
Internet	15,864	13,620	5,395	4,713
Travel and entertainment	4,382	6,892	1,354	3,040
Computers and software	30,490	30,098	8,429	13,862
Legal and professional	133,438	115,598	26,970	35,244
Licenses	14,524	37,802	657	10,832
Occupancy	325,301	501,829	118,507	193,498
Advertising	353	4,696	-	-
Other	55,295	94,480	20,257	63,832
Total general and administrative expense	$921,777	$1,221,611	$246,136	$456,239

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended December 31, 2016 and 2015
(Expressed in US Dollars)

8.	Income Taxes

Income (loss) before income taxes as shown in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) is summarized below for the three and nine months ended December 31, 2016 and 2015.

	Unaudited Nine months	Unaudited Nine months	Unaudited Three months	Unaudited Three months
	2016	2015	2016	2015
United States	$(38,081)	$(46,441)	$(13,230)	$(20,292)
Hong Kong	71,764	(446,873)	65,428	(211,650)
Income before income taxes	$33,683	$(493,314)	$52,198	$(231,942)

Under Hong Kong Profits Tax Law the Company is subject to profits tax at a statutory rate of 16.5% on income reported in its statutory financial statements after appropriate tax adjustments.

The income tax provision (benefit) consists of the following for the three and nine months ended December 31, 2016 and 2015:

	Unaudited Nine months	Unaudited Nine months	Unaudited Three months	Unaudited Three months
	2016	2015	2016	2015
Current:
United States	$-	$-	$-	$-
Hong Kong	12,061	4,181	12,063	-
Total current provision	12,061	4,181	12,063	-

Deferred:
United States	-	-	-	-
Hong Kong	(4,930)	17,684	(1,263)	22,987
Total deferred benefit	(4,930)	17,684	(1,263)	22,987

Total income tax provision	$7,131	$21,865	$10,800	$22,987

The reconciliation of the income tax provision (benefit) to the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes is as follows:

	Unaudited Nine months	Unaudited Nine months	Unaudited Three months	Unaudited Three months
	2016	2015	2016	2015
Income tax provision (benefit) at the U.S. statutory tax rate $	11,452	$(167,727)	$17,747	$(78,860)
Valuation allowance on U.S. net operating loss carryforwards	12,948	15,790	4,498	6,899
Impact of foreign operations	(17,269)	173,802	(11,445)	94,948
Other	-	-	-	-
Income tax provision (benefit)	$7,131	$21,865	$10,800	$22,987

At December 31, 2016, we had U.S. net operating loss carryforwards of approximately $408,000 which expire at various times through 2035. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforward, accordingly, we have recorded a valuation allowance of approximately $138,720 as of December 31, 2016.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended December 31, 2016 and 2015
(Expressed in US Dollars)

8.	Income Taxes, Continued

At December 31, 2016, we had Hong Kong net operating loss carryforwards of approximately $285,000 which expire at various times through 2032. Based on the available evidence, it is uncertain whether future Hong Kong taxable income will be sufficient to offset the estimated net loss carryforward, accordingly, we have recorded a valuation allowance of approximately $47,000 as of December 31, 2016.

As December 31 and March 31, 2016, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax assets of $101,953 and $101,960, respectively which are recorded as noncurrent in the accompanying condensed consolidated balance sheets. The Company had no other differences between the book and tax basis of assets and liabilities as December 31 and March 31, 2016.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company would classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company has incurred no interest or penalties during the three and nine months ended December 31, 2016 and 2015.

9.	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) information for the three and nine months ended December 31, 2016 and 2015 was determined by dividing net income (loss) for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three and nine months ended December 31, 2016 and 2015, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore basic and diluted earnings per share for the respective years are the same.

	Unaudited Nine months	Unaudited Nine months	Unaudited Three months	Unaudited Three months
	2016	2015	2016	2015
Numerator
Net income (loss) attributable to common shareholders	$26,552	$(515,179)	$41,398	$(254,929)

Denominator
Weighted average shares of common stock (basic and diluted)	51,260,000	51,260,000	51,260,000	51,260,000

Basic and diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

10.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $3,868 per month for the three and nine months ended December 31, 2016 and 2015 and is recorded as trading platform rent as a component of general and administrative expenses. Included in trading platform rental fees in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the nine months ended December 31, 2016 and 2015, are rental fees which were paid to True Technology of $34,803 and $34,834 respectively. Rental fees paid to True Technology for the three months ended December 31, 2016 and 2015 were $11,602 and $11,612 respectively.

Included in employee compensation and benefits in the accompanying unaudited condensed consolidated statements of comprehensive income for the nine months ending December 31, 2016 and 2015, are salaries and director compensation of $29,647 and $23,222 respectively, which were paid to two of the Company’s directors and shareholders. Compensation and benefits paid to these shareholders for the three months ended December 31, 2016 and 2015 were $11,602 and $7,742 respectively.

eBullion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended December 31, 2016 and 2015
(Expressed in US Dollars)

11.	Commitments and contingencies

The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2018.

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

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending December 31,

2017	465,604
2018	364,743

$830,347

As of December 31, 2016, the Company has no capital commitments or contingencies in the next twelve months.

12.	Subsequent events

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has, the number of customers its agents have, and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue may suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms and in times of low gold and silver price volatility Man Loong’s agents’ customers decrease the number of trades. The number of agents’ customers decreased by 2 during the year ended March 31, 2016 and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the nine months ended December 31, 2016. Volatility in the price of gold increased during the three and nine months ended December 31, 2016 compared to the prior year, trading in a range of approximately $1,100 to $1,400 per ounce compared to a relatively steady trading range of $1,050 to $1,300 per ounce for the three and nine months ended December 31, 2015. Volatility in the price of silver also increased during the three and nine months ended December 31, 2016 compared to the prior year, trading in a range of approximately $15 to $20 per ounce compared to a relatively steady trading range of $15 to $17 per ounce for the three and nine months ended December 31, 2015. For the three and nine months ended December 31, 2016, revenues decreased by $60,279, or 11.4% and increased by $131,586 or 9.6%, respectively, as compared to the three and nine months ended December 31, 2015. We believe that revenues decreased or increased primarily because of the decrease or increase in volatility in gold and silver prices. A decrease in the volatility in gold prices in the future or further decreases in the number of agents and their customers could result in declines in trade revenue compared to past results.

Our principal office is located at 18/F, Tower 6, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong. The telephone number at Man Loong’s principal executive office is +85221553999. All of Man Loong’s transactions and the technologies, including the servers that carry out these transactions, are all processed and located in Hong Kong.

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

Results of Operations for the Three Months Ended December 31, 2016 and 2015

Man Loong’s revenue was $468,476 and $528,755 for the quarters ended December 31, 2016 and 2015, respectively, a decrease of $60,279 or 11.4%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system. During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. The number of agent customers remained unchanged during the quarter ended December 31, 2016. We believe that revenues decreased as compared to the prior quarter primarily because of the decrease in volatility in gold and silver prices. A lack of volatility in gold and silver prices in the future or further decreases in the number of agents and their customers could result in declines in commission revenues as it has in the past.

Total expenses were $431,777 for the quarter ended December 31, 2016 as compared to $772,340 for the quarter ended December 31, 2015, a decrease of $340,563 or 44.09%. Approximately 57% of our total expenses for the quarter ended December 31, 2016 were attributed to general and administrative expenses compared to 59% for the quarter ended December 31, 2015. Historically, marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been one of our largest general and administrative expenses. Marketing expense was $42,903 or 10% of Man Loong’s total expenses for the quarter ended December 31, 2016 and $82,298 or 11% of Man Loong’s total expenses for the quarter ended December 31, 2015. The decrease in marketing expenses in the quarter ended December 31, 2016 as compared to the prior year was the result of Man Loong decreasing headcount. Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $16,697 or 4% of its total expenses for the quarter ended December 31, 2016 and $42,554 or 6% of its total expenses for the quarter ended December 31, 2015, (ii) its legal and professional expense which was $26,970 or 6% of its total expenses for the quarter ended December 31, 2016 and $35,244 or 5% of its total expenses for the quarter ended December 31, 2015 and (iii) its occupancy costs for the rent and management fee paid for its offices which was $ 118,507 or 27% of Man Loong’s total expenses for the quarter ended December 31, 2016 and $193,498 or 25% of its total expenses for the quarter ended December 31, 2015. For the quarter ended December 31, 2016 and 2015, employee compensation and benefits was $166,738 and $167,158 or 39% and 22% of Man Loong’s total expenses for the quarters ended December 31, 2016 and 2015, respectively.

Net income (loss) was net income of $41,398 for the quarter ended December 31, 2016, compared to net loss of $254,929 for the quarter ended December 31, 2015, an increase of $296,327 or 116%. The increase in net income was primarily the result of Man Loong’s increase in revenue while its platform rent, legal and professional and occupancy expenses all decreased, offset in part by an increase in marketing and employee compensation and benefits expenses, as a percentage of revenue for the quarter ended December 31, 2016 as compared to the quarter ended December 31, 2015.

Results of Operations for the Nine Months Ended December 31, 2016 and 2015

Man Loong’s revenue was $1,502,897 and $1,371,311 for the nine months ended December 31, 2016 and 2015, respectively, an increase of $131,586 or 9.6%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system. During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the nine months ended December 31, 2016. We believe that revenues increased as compared to the nine months ended December 31, 2015 primarily because of the increase in volatility in gold and silver prices. A lack of volatility in gold and silver prices in the future or further decreases in the number of agents and their customers could result in declines in commission revenues as it has in the past.

Total expenses were $1,505,820 for the nine months ended December 31, 2016 as compared to $1,906,655 for the nine months ended December 31, 2015, a decrease of $400,835 or 21.02%. Approximately 61% of our total expenses for the nine months ended December 31, 2016 were attributed to general and administrative expenses compared to 64% for the nine months ended December 31, 2015. Historically, marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been our largest general and administrative expense. Marketing expense was $255,597 or 17% of Man Loong’s total expenses for the nine months ended December 31, 2016 and $254,406 or 13% of Man Loong’s total expenses for the nine months ended December 31, 2015. The increase in marketing expenses in the nine months ended December 31, 2016 as compared to the prior year was the result of Man Loong decreasing headcount and expanding its marketing effort to attract new agents and customers. Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $78,415 or 5% of its total expenses for the nine months ended December 31, 2016 and $126,019 or 7% of its total expenses for the nine months ended December 31, 2015, (ii) its legal and professional expense which was $133,438 or 9% of its total expenses for the nine months ended December 31, 2016 and $115,598 or 6% of its total expenses for the nine months ended December 31, 2015 and (iii) its occupancy costs for the rent and management fee paid for its offices which was $325,301 or 22% of Man Loong’s total expenses for the nine months ended December 31, 2016 and $501,829 or 27% of its total expenses for the nine months ended December 31, 2015. For the nine months ended December 31, 2016 and 2015, employee compensation and benefits was $527,340 and $495,772 or 35% and 26% of Man Loong’s total expenses for the nine months ended December 31, 2016 and 2015, respectively.

Net income was $26,552 for the nine months ended December 31, 2016, compared to a loss of $515,179 for the nine months ended December 31, 2015, an increase of $541,731 or 105%. The increase in net income was primarily the result of Man Loong’s increase in revenue while its platform rent and occupancy expenses decreased, offset in part by a slight increase in marketing, legal and professional and employee compensation and benefits expenses, as a percentage of revenue for the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015.

LIQUIDITY

To date, eBullion has funded its operations from cash flows generated by operations. As of December 31, 2016, eBullion had cash totaling $793,804, total assets of $2,660,979, total liabilities of $233,845 and working capital of $1,120,393. Net cash used in operations was $268,950 and $548,586 for the nine months ended December 31, 2016 and 2015, respectively. The decrease in net cash used in operations for the nine months ended December 31, 2016 included a decrease in commissions receivable of $417,090, a decrease in deposits and prepaid expenses of $59,578, a decrease in accounts payable and accrued expenses of $51,850, and a decrease in deferred income taxes of $4,930, offset by an increase in net income of $26,552, an increase in customer deposits of $21,699, an increase in prepaid income taxes of $147,483, and an increase in Income tax payable of $12,061. Net cash used in investing activities was $46,147 and $1,008,526 for the nine months ended December 31, 2016 and 2015, respectively. The decrease in net cash used in investing activities for the nine months ended December 31, 2016 was primarily due to Man Loong’s loan of $774,083 to Global Long Limited Inc. (“Global Long”) during the nine months ended December 31, 2015 compared to no lending activity during the nine months ended December 31, 2016. Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“EBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming the first choice for eBullion Trade’s customers who wish to trade in gold trading positions through the CGSE. Net cash used by financing activities was $0 and $0 for the nine months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and for the nine months then ended, Man Loong’s customer deposits increased from $187,037 at March 31, 2016 to $208,731 at December 31, 2016, an increase of $21,694 or 11.6%. Customer deposits arise when customers of Man Loong’s agents request that Man Loong hold the minimum deposit required to secure the customer’s account from trading losses instead of the agent. Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future.

As of December 31, 2016 and for the nine months then ended, Man Loong’s commission receivables increased from $100,493 at March 31, 2016 to $517,751 at December 31, 2016, an increase of $417,258 or 415.2%. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on these commissions receivable, and we continue working with our agents to improve the payment times of commissions accrued but unpaid at the end of each month. As of December 31, and March 31, 2016, we had no reserve for credit losses nor had we incurred any bad debts for the three and months ended December 31, 2016 and 2015.

As of December 31, 2016 and for the nine months then ended, Man Loong’s deposits and prepaid expenses increased from $170,903 at March 31, 2016 to $230,494 at December 31, 2016, an increase of $59,591 or 34.86%. Deposits and prepaid expenses consist primarily of prepaid rent and occupancy expenses on Man Loong’s principal offices in Hong Kong. In May 2016, Man Loong entered into a lease agreement on new office space which required Man Loong to pay an additional deposit of approximately $44,155.

No dividends were declared or paid in the quarters ended December 31, 2016 and 2015 and none are expected to be paid for the foreseeable future.

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

a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are ineffective as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ADDITIONAL RISKS RELATED TO OUR BUSINESS

Our revenue is dependent upon Man Loong’s ability to attract and retain the agents with whom its customers have accounts.

Our revenue is dependent upon Man Loong’s ability to retain and attract agents. Man Loong’s customer base is primarily comprised of agents who have been retained by individual customers who trade in gold and silver price contracts. Although Man Loong offers products and tailored services designed to educate, support and retain its agents, its efforts to attract new agents, and those agents’ ability to attract new customers or reduce the attrition rate of its existing agents and their customers may not be successful. If Man Loong is unable to maintain or increase its agent retention rates or generate a substantial number of new agents in a cost-effective manner, its business, financial condition and results of operations and cash flows would likely be adversely affected. During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. Additionally, the number of agent customers decreased by 19 during the nine months ended December 31, 2016. We believe that revenues increased during the three and nine months ended December 31, 2016, as compared to the prior year, primarily because of increased volatility in gold and silver prices. For the three and nine months ended December 31, 2016, revenues decreased by $60,279 or 11.4% and increased by $131,586 or 9.60%, respectively as compared to the three and nine months ended December 31, 2015. Although Man Loong has spent significant financial resources on support services for agents and their customers, and marketing and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new agents and customers. In particular, during the three and nine months ended December 31, 2016, marketing expenses increased as we expanded our marketing efforts to attract additional customers, and we believe that costs for customer support services and rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and Man Loong may be disadvantaged relative to its larger competitors in its ability to expand or maintain its customer support capabilities, and advertising and marketing commitments.

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

Man Loong must comply with the minimum working capital and other requirements of the CGSE to continue our present business operations as an officially designated electronics trading member of the CGSE, a self-regulatory organization registered in Hong Kong. If we were to fall out of compliance with the CGSE’s requirements for its members, Man Loong could lose its ability to facilitate any trades of gold or silver for customers of its agents, and potentially lose its membership in the CGSE, all of which would have an adverse material effect on our revenues, financial condition and cash flows. The constitution of the CGSE requires its members to have a minimum working capital, defined as cash plus precious metals, of approximately $193,000 and minimum assets of $643,000. The CGSE also requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with a code of conduct which is established by CGSE. As of December 31, 2016 and March 31, 2016, Man Loong had $0.8 million and $1.1 million in cash, respectively, and $2.66 million and $2.66 million, in total assets, respectively. We were in compliance with the CGSE’s requirements as of December 31, 2016 and March 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits required by Item 601 of Regulation SK:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document†
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBULLION, INC.

Date: February 8, 2017	By:	/s/ Kee Yuen Choi
Kee Yuen Choi
President and Chief Executive Officer
(Principal executive officer)

Date: February 8, 2017	By:	/s/ Chui Chui Li
Chui Chui Li
Chief Financial Officer
(Principal financial and accounting officer)

