Form 10-K
period 2017-03-31
eBullion, Inc.
filed 2017-07-06
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-54748

EBULLION, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2323674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1805-06, Tower 6

33 Canton Road, Tsim Sha Tsui

Hong Kong

 (Address of principal executive offices) (Zip Code)

+852 3187-4300 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.0001 Par Value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the registrant’s common stock presently held by non-affiliates as of September 30, 2016, the last business day of the Registrant’s recently completed second quarter was approximately $8,388,758, based on 239,678,800 shares held by non-affiliates.  These shares were valued at the last trade of the Registrant’s common stock on the OTCBB on September 30, 2015, of $0.035 per share.

As of June 27, 2017, the issuer had 512,600,000 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K of eBullion, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the demand, market, and customer acceptance of the Company’s services and products, (ii) the volatility of minerals prices, (iii) the Company’s ability to obtain financing to expand our operations, (iv) the Company’s ability to attract qualified sales representatives, (v) competition, pricing and development difficulties, (vi) the exercise of the approximately 53.2% control the Company’s officers and directors collectively hold of the Company’s voting securities, (vii) other factors over which we have little or no control; and (viii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

All of Man Loong’s revenue is derived from the commissions it receives on each trade for which it processes through the electronic trading platform it licenses from True Technology. For our fiscal years ended March 31, 2017 and 2016, Man Loong’s revenue was approximately $2.0 million and $1.8 million, respectively, and its net loss was approximately $0.06 million and $0.51 million, respectively.

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

Man Loong’s agents require that all of its customers maintain accounts with the agent or Man Loong with a deposit a minimum of $1,289 USD in a bank account, which ensures that agents can fund their customer’s trading losses, if any, on contracts that are executed on Man Loong’s trading platform. Each of the agent’s customers enter into an agreement with the agent that directs the agent to either deposit funds into an account maintained by the agent or Man Loong’s segregated bank account and authorizes the agent to withdraw money from such accounts as needed to cover losses and pay associated fees. Often the customers of the agents prefer to maintain accounts with Man Loong due to its independent nature and affiliation with the CGSE and Man Loong will maintain and monitor such bank accounts in a segregated bank account as an accommodation to its agents.   If a customer does not maintain an initial margin deposit with Man Loong, the customer will make their initial margin deposit payment directly to their agent’s account and prior to processing any trades on behalf of such customer, Man Loong requires confirmation of such deposit from the agent. For those customers that maintain initial margin deposits with their agent’s, trade processing fees are billed by Man Loong to the agent at the end of the month.

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

CGSE members must conduct themselves in accordance with a code of conduct which is regulated by the CGSE. Applicants to the CGSE must apply for and/or purchase membership and licensing from the CGSE or from existing members, and the CGSE has the power to suspend and/or revoke membership for breach of its rules and regulations. The CGSE’s constitution limits CGSE membership to 192 members, all of whom must have a minimum required working capital, defined as cash plus precious metals, of approximately $193,000 and minimum required assets of $643,000. The CGSE requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits. Man Loong was in compliance with these requirements as of March 31, 2017 and 2016.

As of March 31, 2017 and 2016, Man Loong had $1 million and $1.1 million, respectively, in cash and $2.9 million and $2.7 million, respectively, in total assets.

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

Our Growth Strategy

We believe that the precious metals market creates a significant growth opportunity on which we intend to capitalize by utilizing the following strategies:

●

Customer service and trading platform capabilities. We believe that in order to compete effectively in our product market, we must endeavor to constantly improve the quality of our customer service and our electronic trading platform capabilities as demanded by agents and their customers and as driven by technological change.  Man Loong has established a strong team of IT specialists to help ensure that the trading platform functions without disruption and error. Man Loong has entered into licensing agreements with an affiliated company engaged in hosting its servers and the development and enhancement of its trading platform which allows Man Loong to continually improve the functionality of the trading platform in response to customer demands.  In Man Loong’s offices in Hong Kong, Man Loong provides a 115-workstation trading floor where agents and their customers can access our trading platform to execute trades and obtain research information on precious metals prices and price trends.  Beginning in 2016, Man Loong’s trading platform allowed its agents’ customers to place trades on the trading platform directly from their Android or iPhone mobile devices.

●

Brand Recognition. We also plan on developing our brand recognition. In addition to providing high quality products and effective access to the bullion market through Man Loong’s electronic trading platform. Customers can access their account to check their gain/loss position 24 hours a day 7 days a week through Man Loong’s electronic trading platform. We believe that in order to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share, we will also need to continue expanding our sales channels in Hong Kong, China, Singapore and India. With adequate funding, we plan to acquire a number of local and overseas foreign exchange providers as well as precious metals and commodities brokers that can complement our strengths in services, integration, and implementation. We expect that this strategy will result in expanding our services to a wider customer base. In April 2015, Man Loong loaned $773,793 (HKD $6,000,000) to Global Long Inc. Limited (“Global Long”), a company engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metals Exchange through its subsidiary in the PRC, eBullion Trade Company Limited.  The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade gold trading positions through the CGSE.  In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China.  Concurrent with receiving the license, Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law.  The new license will allow Man Loong to provide its trading platform and trading services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai.  Man Loong is in the process of defining its business and marketing strategies and processes for trades placed through Shenzhen Qian Hai.  Man Loong intends to charge a fee to facilitate such trades placed in Qian Hai, and such operations are expected to begin in approximately the fourth quarter of 2016.  No assurance can be given however, that Man Loong will be successful in deriving revenue from operations in Qian Hai.

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

●

Provide 24-Hour Customer Service. We view ourselves not only as a product provider but also as a company that competes as a service provider. As such, we strive to provide first-class customer service, with a 24-hour online customer service desk to respond to customer inquiries. In addition, Man Loong’s technical response team is on standby 24 hours a day, 7 days a week to provide technology assistance to agents and their customers, if and as needed.

Research and Development

Man Loong has a dedicated marketing team devoted to determining its agents’ and their customers’ demands for capability enhancements of our electronic trading platform and working with True Technology, an affiliated IT services provider owned by Mr. Choi, our Chief Executive Officer and a 49.5% stockholder and Mr. Wong, a director and a stockholder, for the development and implementation of improvements.  During the years ended March 31, 2017 and 2016, Man Loong did not incur any research and development expenses as very few software enhancements were made to the electronic platform during those years other than basic software enhancements services, for which Man Loong was not charged any fee other than its monthly license fee to True Technology. For the years ended March 31, 2017 and 2016, Man Loong paid True Technology $46,401 and $46,411, respectively for the use of the platform.

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

Employees

As of March 31, 2017 Man Loong employed a total of 18 full time employees. The following table sets forth the number of our full time employees by function.

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

●

Telecommunications Ordinance (Cap. 106 of the Laws of Hong Kong), Crimes Ordinance (Cap. 200 of the Laws of HongKong) and Theft Ordinance (Cap. 210 of the Laws of Hong Kong) – Provisions under the Telecommunications Ordinance, Crimes Ordinance and Theft Ordinance make it an offense for unauthorized access to computers by telecommunication, to access a computer with criminal or dishonest intent, and extend the meaning of criminal damage to include misuse of computer programs or data, and burglary to include unlawfully causing a computer to function other than as it has been established and altering, erasing or adding any computer program or data. In this respect, any of the above-mentioned computer related crimes committed by any staff, employees or agents, will subject us to possible criminal charges and/or investigations.

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

In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China. Concurrent with receiving the license, Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law. The new license will allow Man Loong to provide its trading platform and trading services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai. Man Loong had completed and tested the trading systems located in Shenzhen Qian Hai in January, 2017.  Now, Man Loong’s customers from China can choose to execute their trades through trading systems in Shenzhen Qian Hai or Hong Kong head office.

Acquisition of Man Loong

On April 3, 2013, we entered into a Contribution Agreement with the shareholders of Man Loong, whereby we acquired 100% of the issued and outstanding capital stock of Man Loong from its stockholders, in exchange for 507,600,000 newly issued shares of our common stock, par value $0.0001. After the transaction, Man Loong became our wholly owned subsidiary.

In March 2015, we increased the number of our authorized shares from 500,000,000 to 1,000,000,000. The par value of our shares remained unchanged at $.0001. We also effected a 10-for-1 stock split, whereby we exchanged 10 of our shares for every 1 share issued at outstanding before the split. Following the share split, we have 512,600,000 shares issued and outstanding.

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

Our principal executive offices are located at Man Loong’s principal offices, located at 18/F, Tower 6, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong. The telephone number at our principal executive offices is +852-3187-4300. All of our transactions and the technologies, including the servers that carry out these transactions, are all executed and located in Hong Kong.

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

Research and Development Expenditures

For the years ended March 31, 2017 and March 31, 2016, our research expenditures were $0 and $0, respectively.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently do not own any physical or real property. Man Loong leases approximately 5,500 square feet at 18/F, Tower 6, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong, where Man Loong’s corporate head office is located. In September 2015, Man Loong entered into a lease for the office space which expires on October 31, 2018.  The monthly lease payments for this facility are approximately $27,209.  We believe the facility is in good condition and adequate to meet our current and anticipated requirements.

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

Price Range of Common Stock

Our common stock has traded on the OTC Pink tier of the OTC Markets Group Inc. since October 9, 2014 under the symbol EBML.  Prior to that date, there was no active market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2017
First Quarter	$0.02	0.02
Second Quarter	$0.04	0.04
Third Quarter	$0.11	0.11
Fourth Quarter	$0.02	0.02
Fiscal Year 2016
First Quarter	$0.17	0.06
Second Quarter	$0.10	0.04
Third Quarter	$0.07	0.03
Fourth Quarter	$0.06	0.01

The last reported sale price of our common stock on the OTC Bulletin Board on June 2, 2017 was $0.0277 per share. As of March 31, 2017, there were approximately 50 holders of record of our common stock.

Transfer Agent

Our transfer agent is Nevada Agency Transfer of Reno, Nevada. Their address is 50 West Liberty St., Suite 880, Henderson, Nevada 89014, and their telephone number is (775) 322-0626.

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. In the past, Man Loong has paid dividends to its members. For the years ended March 31, 2017 and 2016 Man Loong paid no dividends.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended March 31, 2017.

Item 6.	Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China. Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law. The new license will allow Man Loong to provide its trading platform and supporting services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai. The Shenzhen Qian Hai office is located in CGSE office center in Shenzhen, China. The CGSE office center in Shenzhen provides office space and accounting book keeping services to Shenzhen Qian Hai Man Loong Bullion Company Ltd.

As of Mar 31, 2017, Shenzhen Qian Hai is still at development stage, its role is acting as a representative office of Man Loong to provide customer support services to customers within China.

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

Man Loong is not a counterparty in the trades executed by our agents’ customers on our trading platforms, instead it charges a commission which ranges from $20 to $40 for each completed trade. Man Loong’s revenue is dependent upon the amount of commission it generates which in turn is dependent upon the number of agents it has, the number of customers its agents have, and trade volume as opposed to the price of the commodities. Man Loong’s revenues increase as it adds new contracted agents and as those agents increase the number of their customers. If Man Loong has fewer agents, its revenue may suffer. In addition, past trends indicate that at times of price volatility in the prices of gold and silver, Man Loong’s agents’ customers tend to increase the number of trades that they execute across Man Loong’s trading platforms and in times of low gold and silver price volatility Man Loong’s agents’ customers decrease the number of trades. Volatility in the price of gold increased during the year ended March 31, 2017 compared to the prior year, trading in a range of approximately $1,050 to $1,300 per ounce compared to a relatively steady trading range of $1,060 to $1,350 per ounce for the year ended March 31, 2017 and . Volatility in the price of silver also increased during the year ended March 31, 2017 compared to the prior year, trading in a range of approximately $15 to $20 per ounce compared to a relatively steady trading range of $15 to $17 per ounce year ended March 31, 2017. For the year ended March 31, 2017, Revenues increased by $143,635, or 8% as compared to year ended March 31, 2016. We believe that revenues increased primarily because of the increase in volatility in gold and silver prices. A decrease in the volatility in gold prices in the future or further decreases in the number of agents and their customers could result in declines in trade revenue compared to past results.

Our principal offices are located at  Man Loong’s principal executive offices, located at 18/F, Tower 6, China Hong Kong City, 33 Canton Road, Tsim Sha Tsui, Hong Kong. The telephone number at Man Loong’s principal executive office is +852-3187-4300. All of Man Loong’s transactions and the technologies, including the servers that carry out these transactions, are all processed and located in Hong Kong.

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

Results of Operations for the Years Ended March 31, 2017and March 31, 2016

Man Loong’s revenue was $1,952,966 and $1,809,331 for the years ended March 31, 2017 and 2016, respectively, an increase of $143,635 or 8%. All of our revenue was derived from commissions on trades placed through our trading platform and telephone transaction system. During the year ended March 31, 2017, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. The number of agent customers remained unchanged during the year ended March 31, 2017. We believe that revenues increased as compared to the prior year primarily because of the increase in volatility in gold and silver prices. A lack of volatility in gold and silver prices in the future or further decreases in the number of agents and their customers could result in declines in commission revenues as it has in the past.

Total expenses were $2,031,762 for the year ended March 31, 2017 as compared to $2,459,507 for the year ended March 31, 2016, a decrease of $427,745 or 17%.   Approximately 62% of our total expenses for the year ended March 31, 2017 were attributed to general and administrative expenses compared to 64% for the year ended March 31, 2016.   Historically, marketing, which includes payment made to agents for their provision of sales, marketing and customer support services has been one of our largest general and administrative expenses.  Marketing expense was $281,639 or 14% of Man Loong’s total expenses for the year ended March 31, 2017 and $334,848 or 14% of Man Loong’s total expenses for the year ended March 31, 2016. The decrease in marketing expenses in the year ended March 31, 2017 as compared to the prior year was the result of Man Loong decreasing headcount.  Man Loong’s other large expenses were (i) its trading platform hosting and rent which was $92,139 or 5% of its total expenses for the year ended March 31, 2017 and $162,882 or 7% of its total expenses for the year ended March 31, 2016, (ii) its legal and professional expense which was $169,843 or 8% of its total expenses for the year ended March 31, 2017 and $214,780 or 9% of its total expenses for the year ended March 31, 2016 and (iii) its occupancy costs for the rent and management fee paid for its offices which was $ 469,391 or 23% of Man Loong’s total expenses for the year ended March 31, 2017 and $567,050 or 23% of its total expenses for the year ended March 31, 2016. For the year ended March 31, 2017 and 2016, employee compensation and benefits was $694,806 and $669,230 or 34% and 27% of Man Loong’s total expenses for the year ended March 31, 2017 and 2016, respectively.

Man Loong’s other income was $49,379 for the year ended March 31, 2017 compared to $53,623 for the year ended March 31, 2016, a decrease of $4,244 or 8%. The decrease in other income for the year ended March 31, 2017 was due to a decrease in rental income charged for a portion of Man Loong’s office facility which was leased on a short term lease arrangement which expired in June 2015, offset by an increase in interest income principally from the note receivable from Global Long.

Net loss was $55,105 for the year ended March 31, 2017, compared to a loss of $509,750 for the year ended March 31, 2016, an increase of $454,645 or 89%.  The decrease in net loss was primarily the result of Man Loong’s increase in revenue while its ,marketing, platform rent, legal and professional, and occupancy expenses decreased, offset in part by an increase in employee compensation and benefits expenses, as a percentage of revenue for the year ended March 31, 2017 as compared to the year ended March 31, 2016.

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

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) $773,793 (HKD$6,000,000). Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, is engaged in trading silver contracts as an electronic trading member of the GPME. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

To date, eBullion has funded its operations from cash flows generated from operations. As of March 31, 2017 eBullion had cash totaling $1,061,609, total assets of $2,905,799, total liabilities of $582,097 and working capital of $1,067,964. Net cash generated from operations for the year ended March 31, 2017 was $49,590 as compared to net cash used by operations of $426,396 for the year ended March 31, 2016. The decrease in net cash used in operating activities for the year ended March 31, 2017 included a net loss before income taxes of $29,417, an increase in commissions receivable of $446,722, an increase in deposits and prepaid expenses of $59,703, an decrease in accounts payable and accrued expenses of $22,539, an increase in customer deposits of $26,285, offset by a increase in deferred income taxes of $25,688 and a decrease in prepaid income taxes of $147,472.

Net cash used in investing activities was $46,142 and $1,007,805 for the years ended March 31, 2017 and 2016, respectively. The decrease in net cash used in investing activities for the year ended March 31, 2017 was primarily due to the Man Loong’s loan of $773,530 to Global Long. The total amount of $46,142 for equipment was purchased during the year

Net cash used in financing activities was $30,627 for the years ended March 31, 2017 as compared to cash provided by financing activities was $30,634 for the years ended March 31, 2016. The decrease in net cash provided by financing activities resulted primarily from repayment of bank overdraft of $30,645.

As of March 31, 2017 Man Loong’s customer deposits increased from $187,037 at March 31, 2016 to $212,886, an increase of $25,849 or 14%. Customer deposits arise when customers of Man Loong’s agents request that Man Loong hold the minimum deposit required to secure the customer’s account from trading losses instead of the agent. Man Loong intends to continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future.

Man Loong’s commissions receivable increased from $100,493 at March 31, 2016 to $546,310 at March 31, 2017, an increase of $445,817 or 444%. Man Loong has been working with its agents to improve the payment times of commissions accrued but unpaid at the end of each month.  Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 180 days of trade execution. We have not historically incurred credit losses on commission receivable. As of March 31, 2017 and 2016, we had no reserve for credit losses nor have we incurred any bad debts for the years then ended.

No dividends were declared or paid in the years ended March 31, 2017 and 2016 and none are expected to be paid for the foreseeable future.

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

In May 27, 2011, the Company entered into an agreement with True Technology, a company under common control under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fees paid to True Technology are approximately $12,894 per month for 12 months after which the fees were reduced to $3,866 per month for 24 months. In April 2017, the trading platform lease with True Technology was renewed for 2 years with monthly payment of approximately $3,866 until March 31, 2019.

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending March 31,

2018	$500,328
2019	292,278
$792,606

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

eBullion, Inc.

We have audited the accompanying consolidated balance sheets of eBullion, Inc. and its subsidiaries (“the Company”) as of March 31, 2017, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the year ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017, and the results of its operations and cash flows for the year ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

July 5, 2017

Hong Kong, China

15th Floor, Aubin House, 171-172 Gloucester Road, Wan Chai, Hong Kong
Tel: (852) 2573 2296	Fax: (852) 3015 3860	http://www.hkcmcpa.us

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of eBullion, Inc.:

We have audited the accompanying consolidated balance sheets of eBullion, Inc. (the “Company”) as of March 31, 2016, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the year ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia LLP

June 29, 2016

Newport Beach, California

eBullion, Inc.

Consolidated Balance Sheets

March 31, 2017 and 2016

(Expressed in US dollars)

	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,061,609	$1,109,465
Commissions receivable	546,310	100,493
Deposits and prepaid expenses	42,142	29,819
Prepaid income taxes	-	147,556
Total current assets	1,650,061	1,387,333

Noncurrent Assets
Deposits and prepaid expenses	188,010	141,084
Equipment, net	224,350	253,807
Loan receivable from Global Long	772,157	773,793
Deferred tax assets	71,221	101,960
Total noncurrent assets	1,255,738	1,270,644

Total assets	$2,905,799	$2,657,977

LIABILITIES AND STAOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft	$-	30,645
Accounts payable and accrued liabilities	56,161	33,684
Customer deposits	212,886	187,037
Amounts due to directors	313,050	-
Total current liabilities	582,097	251,366

Noncurrent Liabilities:
Deferred tax liabilities	466	5,517
Total noncurrent liabilities	466	5,517

Total liabilities	582,563	256,883

Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding	51,260	51,260
Additional paid in capital	1,477,404	1,477,404
Retained earnings	818,849	873,954
Accumulated other comprehensive loss	(24,277)	(1,524)
Total stockholders’ equity	2,323,236	2,401,094
Total liabilities and stockholders’ equity	$2,905,799	$2,657,977

The accompanying notes are an integral part of these consolidated financial statements.

eBulllion, Inc.

Consolidated Statements of Comprehensive (Loss)

For the Years Ended March 31, 2017 and 2016

(Expressed in US dollars)

	2017	2016
REVENUES

Commission revenue	$1,952,966	$1,809,331

EXPENSES
General and administrative	1,261,357	1,584,544
Employee compensation and benefits	694,806	669,230
Loss on disposal of property and equipment	-	124,757
Depreciation and amortization	75,599	80,976
Total expenses	2,031,762	2,459,507

LOSS FROM OPERATIONS	(78,796)	(650,176)

OTHER INCOME
Rental income	-	9,025
Interest income, net	49,379	44,598
Total other income	49,379	53,623

LOSS BEFORE INCOME TAXES	(29,417)	(596,553)

INCOME TAX (EXPENSE) BENEFIT	(25,688)	86,803

NET LOSS	(55,105)	(509,750)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(22,753)	(304)
COMPREHENSIVE LOSS	$(77,858)	$(510,054)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2017 and 2016

(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity

BALANCE, March 31, 2015	512,600,000	$51,260	$1,477,404	$1,383,704	$(1,220)	$2,911,148

Net loss for the year	-	-	-	(509,750)	-	(509,750)

Foreign currency translation adjustment	-	-	-	-	(304)	(304)

BALANCE, March 31, 2016	512,600,000	$51,260	$1,477,404	$873,954	$(1,524)	$2,401,094

Net income for the year	-	-	-	(55,105)	-	(55,105)

Foreign currency translation adjustment	-	-	-	-	(22,753)	(22,753)

BALANCE, March 31, 2017	512,600,000	$51,260	$1,477,404	$818,849	$(24,277)	$2,323,236

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc.

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2017 and 2016

(Expressed in US dollars)

	2017	2016
OPERATING ACTIVITIES:
Net loss	$(55,105)	$(509,750)
Adjustments to reconcile net loss to net
cash generated from (used in) operating activities
Depreciation and amortization	75,599	80,976
Loss on disposal of equipment	-	124,757
Changes in operating assets and liabilities:
Commissions receivable	(446,722)	17,803
Deposits and prepaid expenses	(59,703)	104,992
Accounts payable and accrued liabilities	22,539	(1,709)
Customer deposits	26,285	94,389
Amounts due to directors	313,537	-
Prepaid income taxes	147,472	(106,123)
Income taxes payable	-	(145,838)
Deferred tax assets	30,739	(101,926)
Deferred tax liabilities	(5,051)	16,033
Net cash generated from (used in) operating activities	49,590	(426,396)

INVESTING ACTIVITIES:
Purchase of equipment	(46,142)	(234,275)
Loan receivable from Global Long	-	(773,530)
Net cash used in investing activities	(46,142)	(1,007,805)

FINANCING ACTIVITIES:
Bank overdraft	(30,627)	30,634
Net cash (used in) generated from financing activities	(30,627)	30,634

NET DECREASE IN CASH	(27,179)	(1,403,567)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,677)	(391)
Cash, beginning of year	1,109,465	2,513,423
Cash, end of year	$1,061,609	$1,109,465
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash (received from) paid for income taxes	$(147,472)	$251,050

The accompanying notes are an integral part of these consolidated financial statements.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

1.	Nature of Operations

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

In April 2016, Man Loong received a license from the CGSE to trade gold contracts in the new Qian Hai trade zone in Shenzhen, China. Man Loong registered a new subsidiary, Shenzhen Qian Hai Man Loong Bullion Company Ltd. (“Shenzhen Qian Hai”) organized as a Wholly Foreign Owned Enterprise under PRC law. The new license will allow Man Loong to provide its trading platform and supporting services to its existing and new customers who are citizens of the PRC to trade gold contracts through Shenzhen Qian Hai. The Shenzhen Qian Hai office is located in CGSE office center in Shenzhen, China. The CGSE office center in Shenzhen provides office space and accounting book keeping services to Shenzhen Qian Hai Man Loong Bullion Company Ltd. As of March 31, 2017, Shenzhen Qian Hai is still at development stage, its role is acting as a representative office of Man Loong to provide customer support services to customers within China.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars paid-up capital	Effective interest held

Man Loong Bullion Company Limited (“Man Loong”)	Hong Kong, a limited liability company	Provision of sub-agency service in London gold dealing	HK$10,152,000	100%

Shenzhen Qianhai Man Loong Bullion Company Limited (“SQML”)	The PRC, a limited liability company	Provision of gold trading service in the PRC	RMB2,000,000	100%

eBullion and its subsidiaries are hereinafter referred to as (the “Company”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s fiscal year end is March 31.

Principles of Consolidation

The consolidated financial statements as of March 31, 2017 and 2016, include the accounts of eBullion and its subsidiaries. All significant intercompany transactions have been eliminated.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

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

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 180 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of March 31, 2017 and 2016, the Company had no reserve for credit losses nor had it incurred any bad debts for the years ended March 31, 2017 and 2016.

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

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for the years ended March 31, 2017 and 2016. The total amount charged to advertising expense was $53,266 and $29,381 for the years ended March 31, 2017 and 2016, respectively.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Reporting Currency and Foreign Currency Translation

As of and for the years ended March 31, 2017 and 2016, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates used:

	2017	2016

Year end USD/HKD exchange rate	7.7704	7.7540
Average USD/HKD exchange rate:	7.7584	7.7567
Year end RMB/HKD exchange rate	1.1275	1.2021
Average RMB/HKD exchange rate:	1.1533	1.2247

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of these long-lived assets is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. The Company has identified no such impairment losses.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at March 31, 2017 and 2016 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at March 31, 2017 and 2016 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at March 31, 2017 and 2016.

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) at March 31, 2017 and 2016 consists of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. At March 31, 2017, Man Loong had no uncertain tax positions.

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

 Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive loss as and when the related employee service is provided.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended March 31, 2017 and 2016, the Company operates in one reportable operating segment in Hong Kong.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). Under the amendments in ASU 2017-04, Step 2 of the goodwill impairment test is eliminated. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Also eliminated is the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This standard is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance is required to be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2017-04, but anticipates early adoption of the accounting standard for its next annual goodwill impairment test during fiscal 2018, and does not expect that it will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). This new guidance clarifies the definition of a business in order to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for transactions not reported in financial statements that have been issued or made available for issuance. The new guidance must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory" ("ASU 2016-16") which amends the accounting for income taxes. ASU 2016-16 requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transaction occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The standard is effective in annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal 2019 and does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2016-15 as of the beginning of its third quarter of fiscal 2017 and there was no impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The standard also requires certain quantitative and qualitative disclosures. While we are continuing to assess all potential aspects of ASU 2016-02, including taking an inventory of outstanding leases, the Company currently believes the most significant impact relates to our accounting for manufacturing, distribution, warehouse and office space operating leases. The Company expects this standard to have a material impact on its consolidated balance sheet, but does not believe that it will have a material impact on its consolidated statements of operations.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This guidance was effective for the Company beginning April 1, 2016 and will be applied prospectively to adjustments arising after that date. There was no impact of adopting this standard at the date of adoption.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value ("NRV"). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less a normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal 2018 and does not anticipate that this guidance will have a material impact on its consolidated financial statements.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either a full retrospective or a modified retrospective approach.

The Company intends to adopt the new guidance on April 1, 2018, with a cumulative-effect adjustment, if any, to opening retained earnings under the modified retrospective approach. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue. The Company’s evaluation of the new guidance is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, excluding McCall, the Company does not expect a significant change in the timing and presentation of recognizing its revenue, but does expect there to be a material impact on disclosures. The Company is currently evaluating the impact of adoption of ASU 2014-09 will have on its consolidated financial statements in respect to revenue related to its recent McCall acquisition.

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

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of March 31, 2017 and 2016

	2017	2016
Current
Prepaid rent and occupancy expenses	$42,142	$29,819

Noncurrent
Rent and occupancy deposits	188,010	141,084
Total deposits and prepaid expenses	$230,152	$170,903

4.	Loan receivable from Global Long

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) $772,157 (HKD$6,000,000). Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“eBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”). The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by eBullion Trade. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of March 31, 2017and 2016

	2017	2016
Office equipment	$206,345	$206,345
Computer equipment	59,919	59,919
Furniture and fixtures	111,916	65,774
	378,180	332,038
Less: Accumulated depreciation	(153,830)	(78,231)
Equipment, net	$224,350	$253,807

Depreciation expense was $75,599 and $80,976 for the years ended March 31, 2017 and 2016, respectively, and was recorded as depreciation expense in the accompanying consolidated statements of comprehensive income (loss).

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

6.	Customer Deposits

Customer deposits were $212,886 and $187,037 at March 31, 2017 and 2016, respectively, and were recorded as a current liability in the accompanying consolidated statements of financial condition.

7.	Amounts due to Directors

The balances represent the temporary advances by the directors of the Company, which are unsecured, interest-free and repayable on demand. Imputed interest is considered insignificant.

8.	General and Administrative Expenses

 General and administrative expenses consist of the following for the years ended March 31, 2017 and 2016.

	2017	2016
Marketing expenses	$281,639	$334,848
Trading platform rent	92,139	162,882
Transportation	5,095	25,243
Internet	22,226	20,457
Travel and entertainment	11,690	19,633
Computers and software	38,710	42,972
Legal and professional	169,843	214,780
Licenses	16,778	28,842
Occupancy	469,391	567,050
Advertising	53,266	29,381
Other	100,580	138,456
Total general and administrative expense	$1,261,357	$1,584,544

9.	Pension Plan

The Company is required to make contribution on behalf of its employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were $30,290 and $53,107 for the years ended March 31, 2017 and 2016, respectively.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

10.	Income Taxes

Income (loss) before income taxes as shown in the accompanying consolidated statements of comprehensive income (loss) is summarized below for the years ended March 31, 2017 and 2016.

	2017	2016
Tax jurisdictions from:
Local	$(85,605)	(75,251)
Foreign, representing:
Hong Kong	147,073	(521,302)
The People’s Republic of China	(90,885)	-
Income (loss) before income taxes	$(29,417)	(596,553)

The provision (benefit) for income taxes consists of the following for the years ended March 31, 2017 and 2016:

	2017	2016
Current:
Local	$-	$-
Foreign, representing:
Hong Kong	-	(102,836)
The People’s Republic of China	-	-
Total current tax	-	(102,836)

Deferred:
Local	-	-
Foreign, representing:
Hong Kong	25,688	16,033
The People’s Republic of China	-	-
Total deferred tax	25,688	16,033

Total income tax expenses (benefit)	$25,688	$(86,803)

The reconciliation of the income tax expense to the amount computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes is as follows:

	2017	2016
Income tax expense (benefit) at the U.S. statutory tax rate	$(10,002)	$(202,829)
Valuation allowance on U.S. and PRC net operating loss carryforwards	51,826	25,585
Impact of foreign operations	(17,558)	91,228
Other	1,422	(787)
Income tax expense (benefit)	$25,688	$(86,803)

Man Loong is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

SQML is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

10.	Income Taxes, Continued

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of March 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards:
-United States of America	$156,503	$127,398
-Hong Kong	71,221	101,960
-The People’s Republic of China	22,721	-
Total deferred tax assets	250,445	229,358
Less: valuation allowance	(179,224)	(127,398)
Deferred tax assets	$71,221	$101,960

	2017	2016
Deferred tax liabilities, non-current
Property, plant and equipment	$466	$5,517

At March 31, 2017, the Company had U.S. net operating loss carryforwards of approximately $460,305 which expire in 2036. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, the Company has recorded a valuation allowance of approximately $157,000 as of March 31 2017.

At March 31, 2017 and 2016, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax liability of $466 and $5,517, respectively which are recorded as noncurrent in the accompanying consolidated statements of financial condition. The Company had no other differences between the book and tax basis of liabilities as of March 31, 2017 and 2016.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

11.	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) information for the years ended March 31, 2017 and 2016 was determined by dividing net income (loss) for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the years ending March 31, 2017 and 2016, the Company did not have any securities that may potentially dilute the basic earnings (loss) per share. Therefore basic and diluted earnings (loss) per share for the respective years are the same.

	2017	2016
Numerator
Net income (loss) attributable to common stakeholders	$(55,105)	$(509,750)

Denominator
Weighted average shares of common stock (basic and diluted)	512,600,000	512,600,000

Basic and diluted earnings (loss) per share *	$(0.00)	$(0.00)

*Less than $0.001

12.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent expense as a component of general and administrative expenses. Included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the years ended March 31, 2017 and 2016, are rental fees which were paid to True Technology of $46,401 and $46,412 respectively.

Included in employee compensation and benefits in the accompanying consolidated statements of comprehensive income (loss) for the years ending March 31, 2017 and 2016, are salaries and director compensation of $43,023 and $30,941 respectively, which were paid to two of the Company’s directors and shareholders.

eBullion, Inc. Notes to Consolidated Financial Statements For the Years Ended March 31, 2017 and 2016 (Expressed in US Dollars)

13.	Commitments and contingencies

(a)         Operating lease commitments

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

In May 27, 2011, the Company entered into an agreement with True Technology, a company under common control under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fees paid to True Technology are approximately $12,894 per month for 12 months after which the fees were reduced to $3,866 per month for 24 months. In April 2017, the trading platform lease with True Technology was renewed for 2 years with monthly payment of approximately $3,866 until March 31, 2019.

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending March 31,
2018	$500,328
2019	292,278
$792,606

(b)         Contingencies

As of March 31, 2017, there were no contingencies involved.

14.	Subsequent Event

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2017 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material subsequent events that would require disclosure or adjustment to the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation, that as of March 31, 2017, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position held by each of our executive officers and directors.

Name	Age	Office(s) Held
Kee Yuen Choi	64	President, Chief Executive Officer and Director
Chui Chui Li	35	Chief Financial Officer, Treasurer, Secretary and Director
Hak Yim Wong	68	Director

Kee Yuen Choi,President, Chief Executive Officer and Director

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

Significant Employees and Consultants

As of March 31, 2017, Kee Yuen Choi and Chui Chui Li are our sole significant employees. We currently have no significant independent contractors or consultants.

Family Relationships

There are no other family relationships among any of our directors or executive officers and any other directors or executive officers.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to Man Loong’s principal executive officer and principal financial officer during each of the fiscal years ended March 31, 2017 and 2016. No executive officer of Man Loong was awarded or earned compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kee Yuen Choi
President,	2017	28,356	-	-	-	-	-	28,356
Chief Executive Officer	2016	15,471	-	-	-	-	-	15,471

Chui Chui Li
Chief Financial Officer,	2017	60,348	1,698	-	-	-	-	62,046
Treasurer, Secretary	2016	56,771	1,733	-	-	-	-	58,504

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

On June 1, 2007, Man Loong entered into an employment agreement with Mr. Choi to serve as its Chief Executive Officer for an annual salary of HK$120,000. In January 2014, Mr. Choi entered into a new employment agreement with Man Loong to continue to serve as its Chief Executive Officer for an annual salary of HK$240,000 (US$30,940). In April 2015, Mr. Choi entered into a new employment agreement with Man Loong reducing his annual salary to HKD$120,000 (US$15,471). In August 2017 Mr. Choi entered into a new employment agreement with Man Loong to continue to serve as its Chief Executive Officer for an annual salary of HK$240,000 (US$30,934), Mr. Choi is entitled to an extra month’s salary after completion of one year. The agreement also requires 14 days’ notice for termination after the initial month of employment or payment by the terminating party of an equivalent amount of wages in lieu of notice. The agreement also contains confidentiality provisions and non-compete and non-solicitation provision for six months after termination.

On June 1, 2007, Man Loong entered into an employment agreement with Ms. Li to serve as its Chief Financial Officer, Treasurer and Secretary for an annual salary of HK$468,000 (US$60,320). Ms. Li is entitled to an extra month’s salary after completion of one year. The agreement also requires 14 days’ notice for termination after the initial month of employment or payment by the terminating party of an equivalent amount of wages in lieu of notice.  The agreement also contains confidentiality provisions and non-compete and non-solicitation provision for six months after termination.

Outstanding Equity Awards at Fiscal Year End

For the years ended March 31, 2017 and 2016, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan.

Director Compensation

The following table sets forth information for the fiscal year ended March 31, 2017 and 2016 regarding the compensation of Man Loong’s directors.

	Fees Earned Paid in	Option	Other
Name	Cash	Awards	Compensation	Total
Hak Yim Wong
2017	$15,467	$-	$-	$15,467
2016	15,471	-	-	15,471

Mr. Wong receives an annual payment from Man Loong for services as a director of Man Loong of HKD120,000 (US$15,467 and US$15,471 for 2017 and 2016, respectively) per year, which is payable quarterly.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, other than the failure to timely file a Form 4 by Chan Lai Keung for three transactions involving the sale and gifting of securities, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended March 31, 2017.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Kee Yuen Choi	-	-	-	-	-	-	-	-	-
Chui Chui Li	-	-	-	-	-	-	-	-	-

Item 12.	Security Ownership of Certain Beneficial Owners and Mangement and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 27, 2016, information with respect to the securities holdings of: (i) our officers and directors; and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of our common stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares outstanding totaling 512,600,000, adjusted individually as shown below.

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Kee Yuen Choi(3)	253,800,000	49.5%
Hak Yim Wong	18,781,200	3.7%
Joseph Havlin	100,000	*
All directors and executive officers as a group (5 persons)	272,681,200	53.2%

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Man Hap Dennis Yim	59,389,200	11.6%
Yuen Fay Tse	25,158,530	4.9%
Lai Keung Chan	140,097,600	27.3%
All other shareholders with over 5% ownership as a group (2 persons)	224,645,330	43.8%

______

* Less than 1%

(1)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by the total shares of common stock outstanding plus the shares subject to warrants and options that are currently exercisable or exercisable within 60 days of March 31, 2016.

(2)	Unless otherwise set forth herein, the address of each beneficial owner is 80 Broad Street, 5th Floor, New York, New York 10004
(3)	Includes 40,000 shares of common stock owned by Mr. Choi’s wife, Sin Yin Cheung.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

●

Man Loong’s electronic precious metals trading platform was developed for its use by True Technology Company Limited, an IT services provider owned by Mr. Choi, our Chief Executive Officer and a 49.5% stockholder and Mr Wong, a director and a 3.7% stockholder. Man Loong pays True Technology, a monthly flat fee for the license of the trading platform which has been customized to our specifications and hosting services. On May 27, 2011, Man Loong entered into an agreement with True Technology Company Limited for the license of the trading platform it uses and the provision of hosting services by True Technology Company Limited for an aggregate monthly fee of $12,894. On April 1, 2013, Man Loong entered into a new agreement with True Technology Company Limited for the license of the technology as well as the provision of hosting services until March 31, 2015 for a monthly fee of approximately $3,868.  In April, 2015, the trading platform lease with True Technology was renewed for 2 years with monthly payments of approximately $3,868 until March 31, 2017. The hosting services include physical space to house a computer system owned by True Technology Company Limited and a connection of Man Loong’s server to the internet using True Technology Company Limited’s public network connections. The agreement is subject to termination by True Technology Company Limited at any time upon provision of written notice. For the years ended March 31, 2017 and 2016, Man Loong paid True Technology $46,401 and $46,412, respectively for the use of the platform and hosting services

●

Included in Man Loong’s financial statements line item “employee compensation and benefits” for the years ended March 31, 2017 and 2016 are salaries paid to Mr. Choi of $25,779 and $15,471, respectively and directors’ compensation paid to Mr. Wong of $15,467 and $15,471, respectively. In April 2015, Mr. Choi entered into a new employment contract pursuant to which his annual salary was reduce to HK$120,000 (US$15,471).  In August 2016, Mr. Choi entered into a new employment agreement with Man Loong increase his annual salary to HKD$240,000 (US$30,934).

Item 14.	Principal Accountant Fees and Services

HKCMCPA serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended March 31, 2017 and 2016 by our auditors.

	March 31, 2017	March 31, 2016
Audit fees and expenses (1)	$38,660	$37,800
Taxation preparation fees (2)	-	-
Audit related fees (3)	-	-
Other fees (4)	-	-
	$38,660	$37,800

_______

(1)

Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC. The 2015 balance includes a provision for the 2015 audit as well as the expense incurred for the 2014 audit.

(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns
(3)	We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended March 31, 2017 and 2016.
(4)	We incurred fees to our independent auditors of $-0- for other fees during the fiscal years ended March 31, 2017 and 2016.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended March 31, 2017, were approved by our board of directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of March 31, 2017 and 2016

3.	Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2017 and 2016

4.	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2017 and 2016

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

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
10.1

Contribution  Agreement dated April 3, 2013(Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)

10.2

Lease Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)

10.3

Software Development License and Maintenance Agreement dated April 1, 2013 between True Technology Company and Man Loong Bullion Company Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)

10.4

Standard Form of Customer Agency Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)

10.5

Agency Agreement dated January 1, 2010, between Man Loong Bullion Company Limited and Mr. Wong Hak Yim (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on April 19, 2013)

10.6

Schedule to Form of Agency Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on November 1, 2013)

10.7

Form of Employment Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)

10.8

Employment Agreement between Man Loong and Mr. Choi (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)

10.9

Employment Agreement between Man Loong and Ms. Li (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on October 2, 2013)

10.10

Agreement between Man Loong and Joseph Havlin (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on August 28, 2013)

24

10.11

Trading Account Form (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on March 23, 2013)

10.12

Loan Agreement between Man Loong Bullion Company and eBullion Trade Company Limited (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on March 23, 2013)

10.13

Employment Agreement between Man Loong and Mr. Choi dated January 31, 2014(Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on June 6, 2014)*

10.14

Loan Agreement effective April 3, 2015 between Man Loong and Global Long Limited.  Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 000-55231) filed with the Securities and Exchange Commission on June 26, 2015.

10.15

Servers and Network Lease entered into April 1, 2015 between True Technology Company Limited and Man Loong.  Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 000-55231) filed with the Securities and Exchange Commission on June 26, 2015.

10.16

Employment Agreement between Man Loong and Mr. Choi dated April 1, 2015 (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on June 6, 2014)*

10.17	License to trade gold contracts in the Qian Hai free trade zone and registration of Shenzhen Qian Hai Man Loong Bullion Company, Ltd. a wholly owned subsidiary of Man Loong dated April 9 2015. (1)
14	Code of Ethics. Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K (File No. 000-55231) filed with the Securities and Exchange Commission on June 26, 2015.
21	Subsidiaries of Registrant.
31.1	Certification of Kee Yuen Choi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chui Chui Li, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Kee Yuen Choi, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Chui Chui Li, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

101.	INS XBRL Instance Document(1)

101.	SCH XBRL Taxonomy Extension Schema Document(1)

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document(1)

101.	LAB XBRL Taxonomy Extension Label Linkbase Document(1)

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)

Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EBULLION, INC.

Signature	Title	Date

/s/ Kee Yuen Choi	Chief Executive Officer	July 5, 2017
Kee Yuen Choi	(principal executive officer)

/s/ Chui Chui Li	Chief Financial Officer	July 5, 2017
Chui Chui Li	(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 5, 2017	By:	/s/ Kee Yuen Choi
Chief Executive Officer and Director (principal executive officer)

Date: July 5, 2017	By:	/s/ Chui Chui Li
Chief Financial Officer and Director (principal financial officer and principal accounting officer)

Date: July 5, 2017	By:	/s/ Hak Yim Wong
Hak Yim Wong
Director

