Form 10-Q
period 2017-06-30
eBullion, Inc.
filed 2017-08-21
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-55231

EBULLION, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2323674
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1805-06, Tower 6

33 Canton Road, Tsim Sha Tsui

Hong Kong

(Address of principal executive offices, zip code)

+853 3187-4300

(Registrant’s telephone number, including area code)

___________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2017, there were 512,600,00 shares of common stock, $0.0001 par value per share, outstanding.

EBULLION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of eBullion, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of oil and gas prices, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

eBullion, Inc. Condensed Consolidated Balance Sheets As of June 30 and March 31, 2017 (Expressed in US dollars)

	Unaudited June 30, 2017	Audited March 31, 2017
ASSETS
Current Assets
Cash	$429,267	$1,061,609
Commissions receivable	613,321	546,310
Deposits and prepaid expenses	40,816	42,141
Total current assets	1,083,404	1,650,161

Noncurrent Assets
Deposits and prepaid expenses	214,826	188,010
Equipment, net	205,516	224,350
Loan receivable from Global Long	768,761	772,157
Deferred income taxes	72,757	71,221
Total noncurrent assets	1,261,860	1,255,738

Total assets	$2,345,264	$2,905,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$27,869	$56,161
Amount due to shareholder	282,497	313,050
Customer deposits	11,520	212,886
Total current liabilities	321,886	582,097

Noncurrent Liabilities:
Deferred income taxes	-	466
Total noncurrent assets	-	466

Total liabilities	321,886	582,563

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding	51,260	51,260
Additional paid in capital	1,477,404	1,477,404
Retained earnings	523,269	818,849
Accumulated other comprehensive loss	(28,555)	(24,277)
Total shareholders’ equity	2,023,378	2,323,236
Total liabilities and shareholders’ equity	$2,345,264	$2,905,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBulllion, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2017 and 2016 (Expressed in US dollars)

	2017	2016
REVENUES

Commission revenue	$90,764	$473,261

EXPENSES
General and administrative	204,216	345,510
Employee compensation and benefits	177,469	174,420
Depreciation and amortization	18,834	18,895
Total expenses	400,519	538,825

INCOME (LOSS) FROM OPERATIONS	(309,755)	(65,564)

OTHER INCOME
Interest income, net	11,693	13,363
Total other income	11,693	13,363

INCOME (LOSS) BEFORE INCOME TAXES	(298,062)	(52,201)

INCOME TAX (PROVISION) BENEFIT
Current	-	-
Deferred	2,482	1,262
Total income tax (provision) benefit	2,482	1,262

NET INCOME (LOSS)	(295,580)	(50,939)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(4,278)	(1,399)
COMPREHENSIVE INCOME (LOSS)	$(299,858)	$(52,338)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	512,600,000	512,600,000

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.
Condensed Consolidated Statements of Shareholders’ Equity For the Years Ended March 31, 2017 and Three Months Ended June 30, 2017
(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

BALANCE, March 31, 2016 – Audited	512,600,000	$51,260	$1,477,404	$873,954	$(1,524)	$2,401,094

Net loss	-	-	-	(55,105)	-	(55,105)

Foreign currency translation adjustment	-	-	-	-	(22,753)	(22,753)

BALANCE, March 31, 2017 – Audited	512,600,000	$51,260	$1,477,404	$818,849	$(24,277)	$2,323,236

Net loss	-	-	-	(295,580)	-	(295,580)

Foreign currency translation adjustment	-	-	-	-	(4,278)	(4,278)

BALANCE, June 30, 2017 – Unaudited	512,600,000	$51,260	$1,477,404	$523,269	$(28,555)	$2,023,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc. Condensed Consolidated Statements of Cash Flows For the Three Months Ended June 30, 2017 and 2016 (Expressed in US dollars)

	2017	2016
OPERATING ACTIVITIES:
Net loss	$(298,062)	$(50,939)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,834	18,895
Changes in operating assets and liabilities:
Commissions receivable	(69,587)	68,502
Deposits and prepaid expenses	(26,568)	(55,457)
Accounts payable and accrued liabilities	(28,199)	(389)
Amount due to shareholder	(29,248)	-
Customer deposits	(200,925)	2,577
Deferred income taxes	-	(1,262)

Net cash used in operating activities	(633,755)	(18,073)

INVESTING ACTIVITIES:
Purchase of equipment	-	(46,132)
Net cash used in investing activities	-	(46,132)

FINANCING ACTIVITIES:
Bank overdraft	-	(29,533)
Net cash used by financing activities	-	(29,533)

NET INCREASE (DECREASE) IN CASH	(633,754)	(93,738)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,412	(584)
Cash, beginning of period	1,061,609	1,109,465
Cash, end of period	$429,267	$1,015,143
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
(Expressed in US Dollars)

1.	Nature of Operations and Basis of Presentation

eBullion, Inc. (“eBullion” or “the Company”) was incorporated in Delaware on January 28, 2013.

The Company provides trading services for gold and silver trading positions, 24-hour electronic trading platform, and its telephone transaction system located in Hong Kong. The Company is licensed through the Chinese Gold and Silver Exchange Society (“CGSE”) a self-regulatory organization located in Hong Kong which acts as an exchange for the trading of Kilo gold and Loco London gold and silver price indices quoted on the London Metals Exchange.

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

Basis of Presentation

The Company’s condensed consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s and Man Loong’s fiscal year end is March 31.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2017.

Principles of Consolidation

The condensed consolidated financial statements as of June 30, 2016, include the accounts of eBullion and its subsidiaries. All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the year. Changes in these estimates are recorded when known. Significant estimates made by management include:

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

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
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

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of six months or less. As of June 30, 2017 and March 31, 2017, the Company had no cash equivalents. The Company reclassifies cash overdrafts to accounts payable.

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

eBullion, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2017 and 2016

(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 180 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of June 30, 2017 and March 31, 2017, the Company had no reserve for credit losses nor had it incurred any bad debts for the three months ended June 30, 2017 and 2016.

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

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

Reporting Currency and Foreign Currency Translation

As of June 30 and March 31, 2017 and for the three months ended June 30, 2017 and 2016, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates used:

	2017	2016

Period-end June 30, 2017 USD/HKD exchange rate	7.8048	7.7586
Average USD/HKD exchange rate:	7.7855	7.7604
Period end June 30, 2017 USD/RMB exchange rate	6.7842	-
Average USD/RMB exchange rate:	6.8630	-

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. The Company has identified no such impairment losses.

Customer Deposits

Customer deposits at June 30, 2017 and March 31, 2017 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at June 30, 2017 and March 31, 2017.

Accumulated Other Comprehensive (Loss)

The Company’s accumulated other comprehensive (loss) as June 30, and March 31, 2017 consists of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and the Company is subject to federal income tax examinations for the fiscal years ended March 31, 2014 through 2016. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2008. At June 30, 2017, Man Loong had no uncertain tax positions.

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

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
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

Recent Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
(Expressed in US Dollars)

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of June 30, 2017 and March 31, 2017.

	Unaudited	Audited
Current	June 30, 2017	March 31, 2017
Prepaid rent and occupancy expenses	$40,816	$42,141

Noncurrent
Rent and occupancy deposits	214,826	188,010
Total deposits and prepaid expenses	$255,642	$230,151

4.	Loan receivable from Global Long

On April 3, 2015, Man Loong loaned Global Long Inc. Limited (“Global Long”) $768,761 (HKD$6,000,000). Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“eBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange (“GPME”). The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by eBullion Trade. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming their first choice for Global Long’s customers who wish to trade in gold trading positions through the CGSE.

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

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
(Expressed in US Dollars)

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of June 30, 2017and March 31, 2017

	Unaudited June 30, 2017	March 31, 2017
Office equipment	$206,345	$206,345
Computer equipment	59,919	59,919
Furniture and fixtures	111,916	111,916
	378,180	378,180
Less: Accumulated depreciation	(172,664)	(153,830)
Equipment, net	$205,516	$224,350

Depreciation expense was $18,834 and $18,895 for the three months ended June 30, 2017 and 2016, respectively, and was recorded as depreciation expense in the accompanying consolidated statements of comprehensive income (loss).

6.	Customer Deposits

Customer deposits were $11,520 and $212,886 at June 30, 2017 and March 31, 2017, respectively, and were recorded as a current liability in the accompanying consolidated statements of financial condition.

7.	General and Administrative Expenses

General and administrative expenses consist of the following for the three months ended June 30, 2017 and 2016.

	2017	2016
Marketing expenses	$8,593	$114,847
Trading platform rent	26,122	36,783
Transportation	755	1,139
Internet	4,705	4,861
Travel and entertainment	612	356
Computers and software	7,214	14,203
Legal and professional	21,719	64,758
Licenses	1,400	3,424
Occupancy	121,001	89,537
Advertising	1,284	229
Other	10,811	15,373
Total general and administrative expense	$204,216	$345,510

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
(Expressed in US Dollars)

8.	Income Taxes

Income (loss) before income taxes as shown in the accompanying consolidated statements of comprehensive income (loss) is summarized below for the three months ended June 30, 2017 and 2016.

	2017	2016
United States	$7,259	(8,901)
Hong Kong	(305,321)	(43,300)
Income (loss) before income taxes	$(298,062)	(52,201)

The provision (benefit) for income taxes consists of the following for the three months ended June 30, 2017 and 2016:

	2017	2016
Current:
United States	$-	$-
Hong Kong	-	-
Total current provision	-	-

Deferred:
United States	-	-
Hong Kong	(2,482)	(1,262)
Total deferred benefit	(2,482)	(1,262)

Total income tax provision (benefit)	$(2,482)	$(1,262)

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes is as follows:

	2017	2016
Income tax provision (benefit) at the U.S. statutory tax rate	$(44,709)	$(7,830)
Valuation allowance on U.S. net operating loss carryforwards	1,089	1,335
Impact of foreign operations	50,378	7,577
Defferred provision		-
Other	(9,240)	(2,344)
Income tax provision (benefit)	$(2,482)	$(1,262)

At June 30, 2017, the Company had U.S. net operating loss carryforwards of approximately $462,500 which expire in 2037. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, the Company has recorded a valuation allowance of approximately $127,000 as of June 30 2017.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2017 and 2016
(Expressed in US Dollars)

8.	Income Taxes, Continued

At June 30, 2017 and March 31, 2017, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax asset of $72,757 and $71,221, respectively which are recorded as noncurrent in the accompanying consolidated statements of financial condition. The Company had no other differences between the book and tax basis of assets and liabilities as June 30 and March 31, 2017.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying consolidated statements of comprehensive income (loss). The Company has incurred no interest or penalties during the three months ended June 30, 2017 and 2016.

9.	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) information for the three months ended June 30, 2017 and 2016 was determined by dividing net income (loss) for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of and for the three months ending June 30, 2017 and 2016, the Company did not have any securities that may potentially dilute the basic earnings (loss) per share. Therefore basic and diluted earnings (loss) per share for the respective years are the same.

	2017	2016
Numerator
Net income (loss) attributable to common shareholders	$(295,580)	$(50,939)

Denominator
Weighted average shares of common stock (basic and diluted)	512,600,000	512,600,000

Basic and diluted earnings (loss) per share	$0.00	$0.00

10.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent expense as a component of general and administrative expenses. Included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2017 and 2016, are rental fees which were paid to True Technology of $11,560 and $11,610 respectively.

Included in employee compensation and benefits in the accompanying consolidated statements of comprehensive income (loss) for the three months ending June 30, 2017 and 2016, are salaries and director compensation of $ $11,560 and $7,732 respectively, which were paid to two of the Company’s directors and shareholders.

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

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending June 30,

2018	$505,073
2019	173,984
$679,057

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of eBullion, Inc., a Delaware corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2017 audited financial statements and related notes included in the Company’s Form 10-K, as amended (File No. 000-55231; the “Form 10-K”), as filed with the Securities and Exchange Commission on July 6, 2017. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

In March 2015, we increased the number of our authorized shares from 500,000,000 to 1,000,000,000. The par value of our shares remained unchanged at $.0001. We also effected a 10-for-1 stock split, whereby we exchanged 10 of our shares for every 1 share issued at outstanding before the split. Following the share split, we have 512,600,000 shares issued and outstanding. All share and per share amounts for the prior year have been retroactively restated to give effect of the 10-for-1 share split.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts receivable and accounts payable approximates their carrying amount.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Man Loong’s revenue was $90,764 and $473,261 for the quarters ended June 30, 2017 and 2016, respectively, a decrease of $382,497, or 521.4%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system. During the year ended March 31, 2016, the number of agents remained constant, however the number of agent customers decreased by 2, and those 2 customers historically accounted for more than 10% of commission revenue. The number of agent customers remained unchanged during the quarter ended December 31, 2016. We believe that revenues decreased as compared to the prior quarter primarily because of the decrease in volatility in gold and silver prices. A lack of volatility in gold and silver prices in the future or further decreases in the number of agents and their customers could result in declines in commission revenues as it has in the past.

Total expenses were $400,519 for the quarter ended June 30, 2017 as compared to $538,825 for the quarter ended June 30, 2016, a decrease of $138,306 or 34.5%. Approximately 50.9% of our total expenses for the quarter ended June 30, 2017 were attributed to general and administrative expenses compared to 64.1% for the quarter ended June 30, 2016. Employee compensation and benefits expense was $177,469 or 44.3% of Man Loong’s total expenses for the quarter ended June 30, 2017 and $174,420 or 32.3% of Man Loong’s total expenses for the quarter ended June 30, 2016. For the quarter ended June 30, 2017 and 2016, depreciation and amortization was $18,834 and $18,895 or 4.7% and 3.5% of Man Loong’s total expenses for the quarters ended June 30, 2017 and 2016, respectively.

Net income (loss) was net loss of $295,580 for the quarter ended June 30, 2017, compared to net loss of $50,939 for the quarter ended June 30, 2016, an increase of $244,641 or 480.3%. The decrease in net income was primarily the result of Man Loong’s decrease in revenue while its expenses decreased by a smaller ratio, as a percentage of revenue for the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016.

Liquidity and Capital Resources

To date, eBullion has funded its operations from cash flows generated by operations. As of June 30, 2017, eBullion had cash totaling $429,267, total assets of $1,083,404, total liabilities of $321,886 and working capital of $761,518. Net cash used in operations was $633,755 and $18,073for the three months ended June 30, 2017 and 2016, respectively. The increase in net cash used in operations for the three months ended June 30, 2017, included a decrease in commissions receivable of $69,587, an increase in deposits and prepaid expenses of $26,568, an increase in accounts payable and accrued expenses of $28,199, an increase in deferred income taxes of $2,482, and a decrease in customer deposits of $200,925.Net cash used in investing activities was $0 and $46,132 for the three months ended June 30, 2017 and 2016, respectively. The decrease in net cash used in investing activities for the three months ended June 30, 2017 was primarily due to purchases of equipment of $46,132, compared to no lending activity during the three months ended June 30, 2017. Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“EBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming the first choice for eBullion Trade’s customers who wish to trade in gold trading positions through the CGSE. Net cash used by financing activities was $0 and $29,533 for the three months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and for the three months then ended, Man Loong’s customer deposits decreased from $212,886 at March 31, 2017 to $11,520 at June 30, 2017, a decrease of $201,366 or 94.6%. Customer deposits arise when customers of Man Loong’s agents request that Man Loong hold the minimum deposit required to secure the customer’s account from trading losses instead of the agent. Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future.

As of June 30, 2017 and for the three months then ended, Man Loong’s commission receivables increased from $546,310 at March 31, 2017 to $613,321 at June 30, 2017, an increase of $67,011or 12.7%. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on these commissions receivable, and we continue working with our agents to improve the payment times of commissions accrued but unpaid at the end of each month. As of June 30, and March 31, 2017, we had no reserve for credit losses nor had we incurred any bad debts for the three and months ended June 30, 2017 and 2016.

As of June 30, 2017 and for the three months then ended, Man Loong’s deposits and prepaid expenses increased from $188,010 at March 31, 2017 to $214,826 at June 30, 2017, an increase of $26,816 or 14.3%. Deposits and prepaid expenses consist primarily of prepaid rent and occupancy expenses on Man Loong’s principal offices in Hong Kong.

No dividends were declared or paid in the quarters ended June 30, 2017 and 2016 and none are expected to be paid for the foreseeable future.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2017.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188003) filed with the Securities and Exchange Commission on March 23, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBULLION, INC.
(Name of Registrant)

Date: August 21, 2017	By:	/s/ Kee Yuen Choi
	Name:	Kee Yuen Choi
	Title:	President and Chief Executive Officer, and
Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

