Form 10-Q
period 2017-09-30
eBullion, Inc.
filed 2017-11-17
CIK 1573766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-55231

EBULLION, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2323674
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1805-06, Tower 6

33 Canton Road, Tsim Sha Tsui

Hong Kong

(Address of principal executive offices, zip code)

+852 3187-4300

(Registrant’s telephone number, including area code)

______________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2017, there were 512,600,000 shares of common stock, $0.0001 par value per share, outstanding.

EBULLION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

eBullion, Inc. Condensed Consolidated Balance Sheets As of September 30, 2017 and March 31, 2017 (Expressed in US dollars)

	Unaudited September 30, 2017	Audited March 31, 2017
ASSETS
Current Assets
Cash	$1,049,831	$1,061,609
Commissions receivable	648,990	546,310
Deposits and prepaid expenses	82,495	42,142
Total current assets	1,781,316	1,650,061

Noncurrent Assets
Deposits and prepaid expenses	195,684	188,010
Equipment, net	186,753	224,350
Loan receivable from Global Long Inc. Limited	-	772,157
Deferred income taxes	2,474	71,221
Total noncurrent assets	384,911	1,255,738

Total assets	$2,166,227	$2,905,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$160,279	56,161
Amount due to directors	236,160	313,050
Amount due to a related company	48,369	-
Customer deposits	95,089	212,886
Total current liabilities	539,897	582,097

Noncurrent Liabilities:
Deferred income taxes	-	466
Total noncurrent liabilities	-	466

Total liabilities	539,897	582,563

Commitments
Shareholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 512,600,000 shares issued and outstanding	51,260	51,260
Additional paid in capital	1,477,404	1,477,404
Retained earnings	194,427	818,849
Accumulated other comprehensive loss	(96,761)	(24,277)
Total shareholders’ equity	1,626,330	2,323,236
Total liabilities and shareholders’ equity	$2,166,227	$2,905,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc. Condensed Consolidated Statements of Comprehensive (Loss) Income For the Three and Six Months Ended September 30, 2017 and 2016 (Expressed in US dollars)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
REVENUES

Commission revenue	$35,690	$561,178	$126,454	$1,034,416

EXPENSES
General and administrative	211,091	330,115	415,307	675,632
Employee compensation and benefits	142,678	186,183	320,147	360,601
Depreciation and amortization	18,763	18,905	37,597	37,800
Total expenses	372,532	535,203	773,051	1,074,033

(LOSS) INCOME FROM OPERATIONS	(336,842)	25,975	(646,597)	(39,617)

OTHER INCOME
Interest income, net	8,005	7,743	19,698	21,107
Total other income	8,005	7,743	19,698	21,107

(LOSS) INCOME BEFORE INCOME TAXES	(328,837)	33,718	(626,899)	(18,510)

INCOME TAX PROVISION (BENEFIT)
Current	-	-	-	-
Deferred	5	(2,405)	(2,477)	(3,668)
Total income tax provision (benefit)	5	(2,405)	(2,477)	(3,668)

NET (LOSS) INCOME	(328,842)	36,123	(624,422)	(14,842)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(68,205)	1,056	(72,484)	(343)
COMPREHENSIVE (LOSS) INCOME	$(397,047)	$37,179	$(696,906)	$(15,185)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	512,600,000	512,600,000	512,600,000	512,600,000

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
Basic and diluted (loss) earnings per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.
Condensed Consolidated Statements of Shareholders’ Equity For the Years Ended March 31, 2017 and Six Months Ended September 30, 2017
(Expressed in US dollars)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Loss	Equity

BALANCE, March 31, 2016 – Audited	512,600,000	$51,260	$1,477,404	$873,954	$(1,524)	$2,401,094

Net loss	-	-	-	(55,105)	-	(55,105)

Foreign currency translation adjustment	-	-	-	-	(22,753)	(22,753)

BALANCE, March 31, 2017 – Audited	512,600,000	$51,260	$1,477,404	$818,849	$(24,277)	$2,323,236

Net loss	-	-	-	(624,422)	-	(624,422)

Foreign currency translation adjustment	-	-	-	-	(72,484)	(72,484)

BALANCE, September 30, 2017 – Unaudited	512,600,000	$51,260	$1,477,404	$194,427	$(96,761)	$1,626,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc. Consolidated Statements of Cash Flows For the Six Months Ended September 30, 2017 and 2016 (Expressed in US dollars)

	Six months ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(624,422)	$(14,842)
Adjustments to reconcile net loss to net
Cash used in operating activities
Depreciation and amortization	37,597	(8,344)
Changes in operating assets and liabilities:
Commissions receivable	(105,664)	(102,130)
Loan receivable from Global Long Inc. Limited	769,210
Deposits and prepaid expenses	(49,291)	(87,103)
Accounts payable and accrued liabilities	104,476	(649)
Amount due to a director	(75,370)	-
Amount due to a related company	48,436	-
Customer deposits	(116,853)	16,543
Deferred income taxes	(2,477)	(3,668)

Net cash used in operating activities	(14,358)	(200,193)

FINANCING ACTIVITIES:
Bank overdraft	-	(30,628)
Net cash used in financing activities	-	(30,628)

NET DECREASE IN CASH	(14,358)	(230,821)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,580	(150)
Cash, beginning of period	1,061,609	1,109,465
Cash, end of period	$1,049,831	$878,494
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
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

In the opinion of management, the consolidated balance sheet as of March 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2017.

Principles of Consolidation

The condensed consolidated financial statements as of September 30, 2017, include the accounts of eBullion and its wholly owned subsidiary, Man Loong. All significant intercompany transactions have been eliminated.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
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

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposits, money market accounts, and investment grade commercial paper that are readily convertible to cash and purchased with original maturities of six months or less. As of September 30, 2017 and March 31, 2017, the Company had no cash equivalents. The Company reclassifies cash overdrafts to accounts payable.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

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

Commissions Receivable

Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system through the balance sheet date. Commissions receivable are typically remitted to the Company within 180 days of trade execution. The Company has not historically incurred credit losses on these commissions receivable. As of September 30, 2017 and March 31, 2017, the Company had no reserve for credit losses nor had it incurred any bad debts for the six months ended September 30, 2017 and 2016.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
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

Gain or loss on disposal of equipment is the difference between net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized as income or loss in the accompanying condensed consolidated statements of comprehensive income (loss).

Reporting Currency and Foreign Currency Translation

As of September 30, 2017 and March 31, 2017 and for the six months ended September 30, 2017 and 2016, the accounts of the Company were maintained in their functional currencies, which is the U.S. dollar for eBullion and the Hong Kong dollar ("HK dollar") for Man Loong. The financial statements of Man Loong have been translated into U.S. dollars which is its reporting currency. All assets and liabilities of Man Loong are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at historical rates and the statements of comprehensive income, and statements of cash flows are translated at the weighted average exchange rate for the periods. The resulting translation adjustments for the period are reported under other comprehensive income (loss) and accumulated translation adjustments are reported as a separate component of shareholders’ equity.

Foreign exchange rates used:

	2017	2016

Six months ended September 30, 2017 USD/HKD exchange rate	7.8110	7.7548
Average USD/HKD exchange rate:	7.8002	7.7582
Six months ended September 30, 2017 USD/RMB exchange rate	1.1737	1.1625
Average USD/RMB exchange rate:	1.1531	1.1755

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at September 30, 2017 and March 31, 2017 primarily consist of accrued statutory bonus payable to employees in Hong Kong, audit fees payable to the Company’s auditors and accountants and legal fees payable to the Company’s legal counsel.

Customer Deposits

Customer deposits at September 30, 2017 and March 31, 2017 were accepted pursuant to the Company’s agreements with certain of its independent agents. Under terms of those agreements, the Company accepts margin deposits for certain of the agents’ customers who prefer that the Company hold those deposits. If an agent’s customer suffers a trading loss equaling 80% or more of the customers’ deposit balance, the customer is required to increase the balance of his deposit or the customer’s trading position is closed and the remaining deposit balance is remitted to the agent in order to fund the customer’s trading losses.

Accordingly, the Company had no risk of loss related to customer deposits at September 30, 2017 and March 31, 2017.

Accumulated Other Comprehensive (Loss)

The Company’s accumulated other comprehensive (loss) as September 30, 2017 and March 31, 2017 consists of adjustments resulting from translating Man Loong’s functional currency, the HK dollar, to its reporting currency, the U.S. dollar.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies – continued

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

The Company has adopted the provisions of the interpretation, of ASC 740, Accounting for Uncertainty in Income Taxes. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company files income tax returns in the United States and the Company is subject to federal income tax examinations for the fiscal years ended March 31, 2014 through 2016. Man Loong files income tax returns in Hong Kong and is no longer subject to tax examinations by tax authorities for years before 2008. At September 30, 2017, Man Loong had no uncertain tax positions.

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
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
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

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in US Dollars)

3.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of September 30, 2017 and March 31, 2017.

	Unaudited	Audited
	September 30, 2017	March 31, 2017

Current
Prepaid rent and occupancy expenses	$82,495	$42,142

Noncurrent
Rent and occupancy deposits	195,684	188,010
Total deposits and prepaid expenses	$278,179	$230,152

4.	Loan receivable from Global Long

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

The Company determined that the loan to Global Long does not give the Company a variable interest in Global Long and that Global Long is not a variable interest entity (“VIE”) because Man Loong does not have the power to direct any of the activities of Global Long or eBullion Trade that significantly impact their economic performance. Accordingly, the Company has not condensed consolidated Global Long into its condensed consolidated financial statements.

At September 30, 2017, the loan receivable from Global Long was fully repaid.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in US Dollars)

5.	Equipment

Equipment, including leasehold improvements, consisted of the following as of September 30, 2017 and March 31, 2017

	Unaudited September 30, 2017	Audited March 31, 2017
Office equipment	$206,345	$206,345
Computer equipment	59,919	59,919
Furniture and fixtures	111,916	111,916
	378,180	378,180
Less: Accumulated depreciation	(191,427)	(153,830)
Equipment, net	$186,753	$224,350

Depreciation expense was $37,597 and $37,800 for the six months ended September 30, 2017 and 2016, respectively, and was recorded as depreciation expense in the accompanying condensed consolidated statements of comprehensive (loss) income.

6.	General and Administrative Expenses

General and administrative expenses consist of the following for the three and six months ended September 30, 2017 and 2016.

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Marketing expenses	$-	$97,837	$8,582	$212,688
Trading platform rent	30,030	24,929	56,152	61,716
Transportation	71	2,014	826	3,152
Internet	7,944	5,608	12,649	10,469
Travel and entertainment	-	2,673	612	3,028
Computers and software	7,648	7,856	14,862	22,061
Legal and professional	41,658	41,700	63,377	106,466
Licenses	574	10,443	1,974	13,866
Occupancy	109,180	117,266	230,181	206,795
Advertising	1,280	124	2,564	353
Other	12,706	19,665	23,528	35,038
Total general and administrative expense	$211,091	$330,115	$415,307	$675,632

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in US Dollars)

7.	Income Taxes

(Loss) income before income taxes as shown in the accompanying condensed consolidated statements of comprehensive (loss) income is summarized below for the six months ended September 30, 2017 and 2016.

	Six months ended September 30,
	2017	2016
United States	$(19,436)	(24,851)
Hong Kong	(607,463)	6,341
(Loss) income before income taxes	$(626,899)	(18,510)

The provision (benefit) for income taxes consists of the following for the six months ended September 30, 2017 and 2016:

	Six months Ended September 30,
	2017	2016
Current:
United States	$-	$-
Hong Kong	-	-
Total current provision	-	-

Deferred:
United States	-	-
Hong Kong	(2,477)	(3,668)
Total deferred benefit	(2,477)	(3,668)

Total income tax provision (benefit)	$(2,477)	$(3,668)

The reconciliation of the income tax provision to the amount computed by applying the U.S. statutory federal income tax rate to (loss) income before income taxes is as follows:

	Six months Ended September 30,
	2017	2016
Income tax provision (benefit) at the U.S. statutory tax rate	$(213,145)	$(6,293)
Valuation allowance on U.S. net operating loss carryforwards	6,608	8,449
Impact of foreign operations	204,060	(5,824)
Income tax provision (benefit)	$(2,477)	$(3,668)

At September 30, 2017, the Company had U.S. net operating loss carryforwards of approximately $480,000 which expire in 2037. Based on the available evidence, it is uncertain whether future U.S. taxable income will be sufficient to offset the estimated net loss carryforwards, accordingly, the Company has recorded a valuation allowance of approximately $163,200 as of September 30, 2017.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in US Dollars)

7.	Income Taxes, Continued

At September 30, 2017 and March 31, 2017, the Company’s and Man Loong’s differences between the book and tax basis of equipment gave rise to deferred income tax asset of $2,474 and $71,221, respectively which are recorded as noncurrent in the accompanying condensed consolidated statements of financial condition. The Company had no other differences between the book and tax basis of assets and liabilities as at September 30, 2017 and March 31, 2017.

As a result of the implementation of ASC 740, Accounting for Income Taxes, the Company recognized no material adjustment to unrecognized tax benefits. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in the accompanying condensed consolidated statements of comprehensive income (loss). The Company has incurred no interest or penalties during the six months ended September 30, 2017 and 2016.

8.	Related Party Transactions and Balances

The Company engaged in related party transactions with certain shareholders, and a company under common control as described below.

On May 27, 2011, the Company entered into an agreement with a company under common control, True Technology Company Limited (“True Technology”), under which True Technology hosts the Company’s servers and provides a connection between the customer’s servers and the internet using True Technology’s public network connections. The fee for these services was $12,894 per month through April 2013 when the fee was reduced to $3,868 per month and is recorded as trading platform rent expense as a component of general and administrative expenses. Included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income for the six months ended September 30, 2017 and 2016, are rental fees which were paid to True Technology of $23,076 and $23,201 respectively.

Included in employee compensation and benefits in the accompanying condensed consolidated statements of comprehensive (loss) income for the six months ended September 30, 2017 and 2016, are salaries and director compensation of $19,230 and $18,045 respectively, which were paid to two of the Company’s directors and shareholders.

eBullion, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in US Dollars)

9.	Commitments

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

Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases and trading platform fees, are as follows:

Years ending September 30,

2018	$504,710
2019	47,478
$552,188

10.	Subsequent events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2017, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Man Loong’s revenue was $35,690 and $561,178 for the quarter ended September 30, 2017 and 2016, respectively, a decrease of $525,488, or 93.6%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system. During the quarter ended September 30, 2017, the number of agent customers decreased to 1. The number of agent customers remained unchanged during the quarter ended September 30, 2016. We believe that revenues decreased as compared to the prior quarter primarily because of the loss of the major agent customers and decrease in volatility in gold and silver prices. A lack of volatility in gold and silver prices in the future or further decreases in the number of agents and their customers could result in declines in commission revenues as it has in the past.

Total expenses were $372,532 for the quarter ended September 30, 2017 as compared to $535,203 for the quarter ended September 30, 2016, a decrease of $162,671 or 30.4%. Approximately 56.7% of our total expenses for the quarter ended September 30, 2017 were attributed to general and administrative expenses compared to 61.7% for the quarter ended September 30, 2016. Employee compensation and benefits expense was $142,678 or 38.3% of Man Loong’s total expenses for the quarter ended September 30, 2017 and $186,183 or 34.8% of Man Loong’s total expenses for the quarter ended September 30, 2016. For the quarter ended September 30, 2017 and 2016, depreciation and amortization was $18,763 and $18,905, or 5% and 3.5% of Man Loong’s total expenses for the quarters ended September 30, 2017 and 2016, respectively.

Net loss was $328,842 for the quarter ended September 30, 2017, compared to net income of $36,123 for the quarter ended September 30, 2016, a decrease of $364,965 or 1,010%. The decrease in net income was primarily the result of Man Loong’s decrease in revenue while its expenses decreased by a smaller ratio, as a percentage of revenue for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.

Results of Operations for the Six Months Ended September 30, 2017 and 2016

Man Loong’s revenue was $126,454 and $1,034,416 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $907,962, or 87.8%. All of Man Loong's revenue was derived from commissions on trades placed through its trading platform and telephone transaction system. During the six months ended September 30, 2017 the number of agent customers decreased to 1. The number of agent customers remained unchanged during the six months ended September 30, 2016. We believe that revenues decreased as compared to the prior quarter primarily because of the loss of the major agent customers, and decrease in volatility in gold and silver prices. A lack of volatility in gold and silver prices in the future or further decreases in the number of agents and their customers could result in declines in commission revenues as it has in the past.

Total expenses were $773,051 for the six months ended September 30, 2017 as compared to $1,074,033 for the six months ended September 30, 2016, a decrease of $300,982 or 28%. Approximately 53.7% of our total expenses for the six months ended September 30, 2017 were attributed to general and administrative expenses compared to 62.9% for the six months ended September 30, 2016. Employee compensation and benefits expense was $320,147 or 41.4% of Man Loong’s total expenses for the six months ended September 30, 2017 and $360,601 or 33.6% of Man Loong’s total expenses for the six months ended September 30, 2016. For the six months ended September 30, 2017 and 2016, depreciation and amortization was $37,597 and $37,800, or 4.9% and 3.5% of Man Loong’s total expenses for the six months ended September 30, 2017 and 2016, respectively.

Net loss was $624,422 for the six months ended September 30, 2017, compared to a net loss of $14,842 for the six months ended September 30, 2016, a decrease of $609,580 or 4,107%. The increase in net loss was primarily the result of Man Loong’s decrease in revenue while its expenses decreased by a smaller ratio, as a percentage of revenue for the six months ended September 30, 2017 as compared to the six months ended September 30, 2016.

Liquidity and Capital Resources

To date, eBullion has funded its operations from cash flows generated by operations. As of September 30, 2017, eBullion had cash totaling $1,049,831, total assets of $2,166,227, total liabilities of $539,897 and working capital of $1,241,419. Net cash used in operations was $14,358 and $200,193 for the six months ended September 30, 2017 and 2016, respectively. The decrease in net cash used in operations for the six months ended September 30, 2017, included an increase in commissions receivable of $105,664, a decrease in loan receivable from Global Long Inc. Limited of 769,210, an increase in deposits and prepaid expenses of $49,291, an increase in accounts payable and accrued expenses of $104,476, a decrease in deferred income taxes of 2,477, and a decrease in customer deposits of $116,853. Net cash used in financing activities was $0 and $30,628 for the six months ended September 30, 2017 and 2016, respectively. The decrease in net cash used in financing activities for the six months ended September 30, 2017 was primarily due to no lending activity during the six months ended September 30, 2017. Global Long is registered in Hong Kong and through its subsidiary in the Peoples Republic of China, eBullion Trade Company Limited (“EBullion Trade”), is engaged in trading silver contracts as an electronic trading member of the Guangdong Precious Metal Exchange. The loan bears interest at a 6% annual rate, matures on its 5th anniversary and is secured by a first right of claim on a bank deposit held by a subsidiary of Global Long. Under terms of the loan, interest is payable to Man Loong quarterly and Global Long has the right to repay the loan at any time before the maturity date. Until all principal and accrued interest are repaid on the loan, Global Long may not enter into additional borrowings without Man Loong’s written permission, and upon certain events of default, the Loan becomes due on demand. The purpose of the loan was to establish a relationship with Global Long with the intent of becoming the first choice for eBullion Trade’s customers who wish to trade in gold trading positions through the CGSE. At September 30, 2017, the loan receivable from Global Long was fully repaid.

As of September 30, 2017, and for the six months then ended, Man Loong’s customer deposits decreased from $212,886 at March 31, 2017 to $95,089 at September 30, 2017, a decrease of 117,797 or 55.3%. Customer deposits arise when customers of Man Loong’s agents request that Man Loong hold the minimum deposit required to secure the customer’s account from trading losses instead of the agent. Man Loong will continue to offer this service to customers who request it, and expects the number of customers who hold minimum deposit funds in its accounts to increase in the future.

As of September 30, 2017, and for the six months then ended, Man Loong’s commission receivables increased from $546,310 at March 31, 2017 to $648,990 at September 30, 2017, an increase of $102,680 or 18.8%. Commissions receivable represent commissions to be collected from agents for their customers’ trades executed across Man Loong’s electronic trade platform and telephone transaction system. Commissions receivable are typically remitted to Man Loong within 30 days of trade execution. We have not historically incurred credit losses on these commissions receivable, and we continue working with our agents to improve the payment times of commissions accrued but unpaid at the end of each month. As of September 30, 2017, we had no reserve for credit losses nor had we incurred any bad debts for the three and six months ended September 30, 2017.

As of September 30, 2017, and for the six months then ended, Man Loong’s deposits and prepaid expenses increased from $230,152 at March 31, 2017 to $278,179 at September 30, 2017, an increase of $48,027 or 20.9%. Deposits and prepaid expenses consist primarily of prepaid rent and occupancy expenses on Man Loong’s principal offices in Hong Kong.

No dividends were declared or paid in the quarters ended September 30, 2017 and 2016 and none are expected to be paid for the foreseeable future.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2017.

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

EBULLION, INC.
(Name of Registrant)

Date: November 17, 2017	By:	/s/ Kee Yuen Choi
Name: Kee Yuen Choi
Title: President and Chief Executive Officer, and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

